Form 10-Q
period 1995-03-31
MICRO GENERAL CORP
filed 1995-05-12
CIK 67383

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


          Quarterly Report Pursuant to Section 13 OR 15(D) of the Securities Exchange Act of 1934


                  For quarter ended:  March 31, 1995

                   Commission file number:  0-8358


                       Micro General Corporation
        (Exact name of registrant as specified in its charter)

          Delaware                          95-2621545
    (State or other jurisdiction of       ((I.R.S. Employer
     incorporation or organization)        Identification Number)


    1740 Wilshire Ave. Santa Ana, California          92705
    (Address of principal executive offices)          (Zip Code)

                   (714) 667-0557
          Registrant's telephone number, including area code


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X ]  No [   ]

    Common Stock, $.05 Par Value - 1,948,166 as of March 31, 1995.

 PART I. FINANCIAL INFORMATION

                        MICRO GENERAL CORPORATION
                             Balance Sheets
                  March 31, 1995 and December 31, 1994

                                           March 31, 1995      December 31,
                                             (unaudited)          1994
                                           --------------      ------------
                      Assets
Current assets
Cash                                         $  1,025,812     $     152,848
Accounts and notes receivable,
less allowance for doubtful receivables
and sales returns of $ 91,749 at 3/31/95
and $81,749 at 12/31/94                           585,937           618,434
Income tax refund receivable                        7,000             7,000
Inventories (note 2)                            1,084,332         1,140,183
Prepaid expenses and accrued interest             168,900           277,432
                                              -----------      ------------
  Total current assets                          2,871,981         2,195,897

Equipment and improvements, net (note 3)          169,606           179,206
Other assets, net (note 4)                         39,326            44,688
                                              -----------      ------------
                                             $  3,080,912     $   2,419,791
                                             ============     =============
         Liabilities and Shareholders' Equity:

Current liabilities:
  Note Payable to bank (note 6)              $          0     $           0
  Accounts payable                                 68,974           296,071
  Accrued expenses                                275,668           228,072
  Deferred rate change agreement
  revenue                                         314,917           159,853
                                             ------------     -------------
  Total current liabilities                       659,560           683,996

     Shareholders' equity:

Preferred stock, $.05 par value;
  1,000,000 shares authorized
  no shares issued and outstanding
  at 3/31/95 and 12/31/94.                             --                --

Common stock, $.05 par value;
4,000,000 shares authorized
1,948,166 shares issued at 3 /31/95
and 1,888,166 shares at 12/31/94(note 1)           97,408            94,408
Additional paid-in capital                      4,174,508         4,111,883
Accumulated deficit                           (1,850,563)       (2,470,496)
                                             ------------     -------------
   Total shareholders' equity                   2,421,352         1,735,795
                                             ------------     -------------
                                             $  3,080,912     $   2,419,791
                                             ============     =============

See accompanying notes to financial statements.

                        MICRO GENERAL CORPORATION
                        Statements of Operations
      For the Three Months Ended March 31, 1995 and March 31, 1994

                                               March 31,        March 31,
                                                    1995             1994
     Revenues:
       Product sales, net of returns of
       $106,334 in 1995 and                    $   557,279       $   683,302
       $49,928 in 1994)
       Service and rate revenues(note 7)         1,616,410         1,161,255
                                               -----------       -----------
          Total Revenues                         2,173,689         1,844,557

     Cost of Sales:
       Net product sales                           499,979           644,806
       Service and rate revenues                   396,326           314,448
                                               -----------       -----------
          Total cost of sales                      896,305           959,254

          Gross profit                           1,277,384           885,303

     Operating Expenses:
       Selling, general and administrative         484,488           498,299
       Engineering and development                 168,008           110,015
       Provision for doubtful receivables            9,000             9,000
                                                ----------         ---------
          Total operating expenses                 661,496           617,314
                                                ----------         ---------
          Operating profit                         615,888           267,989

     Interest and other income, net                  4,044             1,512
                                                ----------         ---------
       Income before income  tax expense           619,932           269,501

     Income tax expense (note 5)                        0                 0
                                                ----------         ---------
       Net earnings                              $ 619,932        $  269,501
                                                ==========        ==========
     Net income per common share:                $    0.32        $     0.14
                                                ==========        ==========
     Weighted average number of common shares
      outstanding                                1,922,166         1,882,240
                                                ==========        ==========

     See accompanying notes to financial statements.

                       MICRO GENERAL CORPORATION
                        Statements of Cash Flows
      For the Three Months Ended March 31, 1995 and March 31, 1994

                                                    March 31,     March 31,
                                                      1995           1994
                                                   ----------    ----------
     Net earnings                                 $   619,932   $   269,501
     Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
          Depreciation and amortization                25,346        25,982
          Provision for losses on accounts
          receivable                                    9,000         8,017
     Change in assets and liabilities:
       Decrease in accounts receivable                 23,497       260,025
       Decrease in inventories                         55,851        58,209
       Decrease in prepaid expenses                   108,533       101,865
       (Decrease) in accounts payable                (227,097)      (27,072)
       Increase in deferred rate revenue              155,064       191,537
       Increase (decrease) in  accrued expenses        47,597       (22,355)
                                                   ----------     ---------
          Total adjustments:                          197,791       596,208

          Net cash provided by operating
           activities                                 817,723       865,709
                                                   ----------     ---------
     Cash flows used in investing activities:
       Capital expenditures                           (10,384)      (17,830)
                                                   ----------     ---------
     Cash flows from financing activities:
       Issuance of common stock                        65,625             0
       Repayment of note payable to bank                    0      (100,000)
                                                   ----------     ---------
          Net cash provided by
           (used in) financing activities              65,625      (100,000)
                                                   ----------     ---------
     Net increase in cash                             872,964       747,879

     Cash at beginning of period                      152,848        85,513
                                                   ----------    ----------
     Cash at end of period                         $1,025,812    $  833,392
                                                   ==========    ==========
     Supplemental disclosures of cash flow
      information:
       Cash received during the period for:
          Interest                                 $    4,044    $    1,512
                                                   ==========    ==========
          Income Taxes                             $      -0-    $      -0-
                                                   ==========    ==========

     See accompanying notes to financial statements

MICRO GENERAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 1995

Note 1.   Summary of Significant Accounting Policies

  General

  The operations of Micro General Corporation (the "Company" consist of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales.

  The financial statements presented include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the results of operations for the periods presented.

  The results of operations for the three months ended March 31, 1995, are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 1995.

  Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

  Equipment and Improvements

  Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective equipment and improvements.

  Net Earnings (Per Common Share)

  Net Earnings per common share is computed based on the weighted average of common shares outstanding. The potential exercise of stock options are included in the computation of net earnings per common share and common share equivalents. Per share computation is net income divided by the weighted average number of common shares and common share equivalents.

  Income Taxes

  In February 1992, the Financial Accounting Standards Board issued Statement 109, "Accounting for Income Taxes" ("SFAS 109"). The Company currently accounts for income taxes under Statement of Financial Accounting Standard No. 96, "Accounting for Income Taxes" ("SFAS 96"). Under this method, the Company provides for deferred income taxes using an asset and liability approach for transactions which affect pretax earnings (loss) for financial and income tax reporting purposes in different periods. The current and deferred tax consequences are measured by applying the provisions and rates of enacted tax laws. SFAS 109 also uses the asset and liability method. The objective of the asset and liability method under SFAS 109 is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

  SFAS was adopted in the period ending March 31, 1995 and no net material impact was recognized.

  Warranties

  The Company's products are sold with a ninety-day warranty on materials and workmanship. Estimated warranty costs based on historical experience are accrued as an expense at the time the products are sold.

  Intangible Assets

  Intangible assets are classified under other assets and are amortized on a straight-line basis over periods ranging from 10 to 15 years (see note
  4).

  Deferred Revenue

  The Company collects fees from its customers in anticipation of future rate changes. Customers prepaying future rate changes receive memory chips with the new tariffs without paying an additional charge. Rate change fees are recorded as revenue on a pro rata basis over the prepaid period.

  Revenue Recognition

  Product sales are recorded by the Company when products are shipped to dealers and customers. Rate change revenues are recorded by the Company at the time memory chips are reprogrammed with new tariffs and shipped to the customer.

  Sales Returns

  The majority of the Company's product sales are to its authorized dealers who resell the Company's products. The Company's policy is that all sales are final, but dealers may, at the Company's sole discretion and subject to a restocking fee, return certain out-of-warranty products in exchange for products of comparable sales value. Additionally, dealers may, at the Company's sole discretion, be permitted to return their unopened inventory in the event they or the Company terminate their dealership agreement, again subject to a restocking fee. Upon acceptance of returned goods, the Company reconditions the goods, at a nominal cost, and restocks them in inventory to be sold at a later date. The Company provides an allowance for such returns equal to the estimated gross profit on the portion of sales estimated to be returned. This specific allowance is a component of the Company's allowance for doubtful receivables and sales returns.

  Post Retirement Benefits

  The Company does not have any postretirement benefits falling within the scope of Statement of Financial Accounting Standards No. 106,
  "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Note 2.   Inventories

  Inventories are comprised of the following at March 31, 1995 and December 31, 1994:

                                        March 31, 1995  December 31, 1994
                                        --------------  -----------------
         Parts & Supplies                   $  759,742         $  753,456
         Purchased finished goods              205,056            292,099
         Consigned inventory                   119,534             94,628
                                            ----------         ----------
                                            $1,084,332         $1,140,183

Note 3.  Equipment and Improvements

       Equipment and improvements are as follows at March 31, 1995 and December 31, 1994:

                                         March 31, 1995  December 31, 1994
                                         --------------  -----------------
       Production equipment, tooling
         and construction in process           $424,848           $424,848
       Office furniture and
         equipment                              494,612            484,229
       Leasehold improvements                    19,381             19,381
                                               --------           --------
                                                938,841            928,458
       Less accumulated depreciation
         and amortization                       769,235            749,252
                                               --------           --------
                                               $169,606           $179,206
                                               ========           ========

Note 4.  Other Assets

Other assets are as follows at March 31, 1995 and December 31, 1994:

                               Estimated
                               Useful Life      1995         1994
                               -----------     -----        -----
Excess cost of
assets purchased
over fair market,
value                           15 years        $232,531    $232,531
License rights                  10 years          26,382      26,382
Other intangible assets         15 years          23,388      23,388
                                                --------    --------
                                                $282,301    $282,301
         Less accumulated
           amortization                          242,975     237,613
                                                --------    --------
                                                $ 39,326    $ 44,688
                                                ========    ========

Note 5.  Income Taxes


       The expected income tax expense(benefit) computed by multiplying earnings (loss) before income tax expense by the statutory Federal income tax rate of 34% differs from the actual income tax expense as follows:

                                                 3/31/95     3/31/94
                                               ---------    --------
       Expected tax expense                   $ 210,777    $ 91,630
       Utilization of net operating
         loss carryforward                     (213,777)    (94,630)
       Nondeductible amortization of the
         excess cost of assets purchased
         over fair market value                   3,000       3,000
       State income taxes                             -           -
                                             ----------   ---------
                                             $        0   $       0
                                             ==========   =========

       At December 31, 1994, the Company has available net operating loss carryforwards of approximately $1,649,000 and $228,000 for Federal and state income tax purposes, respectively. If not used to offset future taxable income, the net operating loss carryforwards will expire for income tax purposes at various dates through 2009. The Company also has investment tax credit and research and experimentation credit carryforwards aggregating approximately $85,000 which expire during the period 1994 to 2001.

Note 6.  Notes Payable

       The Company has a line of credit which is secured by substantially all of the Company's assets and can not exceed 70% of qualifying accounts receivable up to a maximum credit line of $500,000. The interest rate on the line of credit is at the bank's prime rate (9% at March 31, 1995) plus 2.0%. At December 31, 1994 the Company received a waiver on an existing default and March 31, 1995, the Company was in compliance with all financial covenants associated with the line of credit agreement. As of March 31, 1995 and December 31, 1994, the Company has no outstanding loans on the line of credit with the bank. The line of credit is scheduled for renewal in May 1995.

Note 7.  Commitments and Contingencies

       Non cancelable operating lease commitments consist principally of the lease for the Company's manufacturing and administrative facility. In February, 1994 the Company extended its facility lease
       through 1999.   At December 31, 1994, the Company is committed to
       the following noncancelable operating lease payments:

           Year ending December
               1995                  100,000
               1996                  101,000
               1997                  107,000
               1998                  114,000
               Thereafter             29,000
                                   ---------
                                   $ 501,100

       At March 31, 1995 and December 31, 1994, the Company was liable for $324,215 and $185,475, respectively for outstanding letters of credit to procure inventory from overseas vendors. These transactions relate solely to transactions denominated in U.S. dollars.

       The Company has a license agreement with Pitney Bowes which enables the Company to manufacture and sell certain products. The License agreement expires in 2004. Annual expenses for the license agreement are minor.

       From time to time, the United State Postal Service ("USPS") or United Parcel Service ("UPS") change their rates. For a fee, the Company provides its customers with programmable memory chips with the new tariffs which can be inserted into the Company's products. In some instances, customers prepay a fee to the Company which assures they will receive new programmable memory chips for all rate changes which occur within a predetermined period. In other instances, customers incur a fee for each time they decide to procure a new programmable memory chip. The Company experienced a UPS rate change during the periods ended March 31, 1995 and March 31, 1994, and a USPS rate change during the period ending March 31, 1995. Recorded revenues from rate changes totaled approximately $1,561,463 and $1,097,000 respectively. Gross profit totaled $1,228,122 and $1,007,000 also for the same periods.

MICRO GENERAL CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 1995

Results of Operations

       Total net product sales decreased $126,023 or 18% in Q1 1995 over Q1 1994 while service and rate change revenues increased $ 455,155 or 39%.
This contributed to a $329,132 or 18% increase in total revenue during Q1
1995 over Q1 1994. In Q1 1995 and Q1 1994, service and rate change revenues represented approximately 74% and 60% of total revenue, respectively. The increase in rate change revenues in Q1 1995 as compared to Q1 1995, was the result of the USPS rate change in Q1 1995. While sales in the retail channel increased $148,239 or 124% as compared to the same period in 1994, the sales in the historical dealer channel decreased $278,368 or 49%. The decrease in the historical dealer channel resulting in a decrease in units sold is due to temporary channel "conflict" and the introduction of lower priced models. New product introductions in future periods, which will include product differentiation properly priced for the two distribution channels, are expected to improve volume and eliminate the possibility of any significant channel "conflict". The Company anticipates a further reduction in expenses and improved profit margins in the retail channel in future years.

       Cost of sales for product sales decreased $144,827 or 23%. The decrease is due to a change in product mix and a decrease in the historical dealer channel sales. The service and rate change revenue costs increased $81,878 or 26% as compared to the same period in 1994. This increase is due to an increase in service and rate change revenues for the same period.

       Gross margin increased 44% at March 31, 1995, as compared to the prior year. The increase is comprised of a 4% increase in product gross margin and a 2% increase in service and rate change revenue gross margin.
The increase in the service and rate change revenue margin is due to higher rate change revenue, while the slight decrease in the product gross margin is a result of higher sales in the retail distribution channel.

       Operating expenses of the Company in Q1 1995 increased $44,182 or
7% as compared to Q1 1994.   An increase in engineering and development
expense is a result of further development of the computer based shipping system. Expenses are expected to remain the same in future periods.

       The increase in net earnings of $350,431 or 130% as compared to the same period in 1994, is a result to the increase in rate change revenue.


Financial Condition, Liquidity and Capital Resources

       The Company's ability to generate cash depends on, rate change revnue, the sale of inventory and collection of accounts receivable.
The Company's Q1 1995 cash balance increased $872,964 or 571% from December 31, 1994. The increase is primarily attributable to the cash generated from prepaid rate change revenue derived from the United States Postal Service ("USPS") rate change effective
January 1995 and the United Parcel Service ("UPS") rate change effective February 1995. The Company's Q1 1995 net accounts receivable balance decreased $32,497 or 5% from December 31, 1994 levels. This decrease is due to a decrease in product sales for the Q1 1995 period.

       Working capital was $2,212,421 at March 31, 1995 as compared to the December 31 1994 amount of $1,511,901. The Company's current ratio at March 31, 1995 was 4.4 as compared to 3.2 at December 31, 1994. This change is a result of higher cash balances at March 31, 1995 due to the Q1 1995 rate changes.

       The Company's total inventories decreased $55,581 or 5% at March 31, 1995 as compared to December 31, 1994. The decrease in inventory is related to sales in the retail channel during Q1 1995.

       The Company has available liquidity through a line of credit agreement with a bank (See note 6, of Notes to the Financial Statements). The availability is based upon certain qualified accounts receivable balances with maximum availability of $500,000. At March 31, 1995, the Company had no balance outstanding on this line of credit. The line of credit expires in May, 1995. The Company plans to renew or seek another similar financing agreement upon expiration. At March 31, 1995, the Company was in compliance with all financial covenants associated with the line of credit agreement.

       The Company's Q1 1995, current liabilities have decreased 4% over the December 31, 1994 balances. This is associated with a decrease in the Company's accounts payable balance as compared to the December 31, 1994 balance.

       The Company believes future liquidity requirements will be covered from operations. The Company's investment in capital expenditures for Q1 1995 increased slightly over December 31, 1994 balances. There were no material commitments for capital expenditures as of March 31, 1995. The Company does not anticipate any significant domestic capital expenditures in the future.

       The Company does not have any material off balance sheet risks at March 31, 1995. The Company does not engage in any off balance sheet financing.


Inflation
       The effect of inflation on operating results has, historically, been insignificant.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits (listed by numbers corresponding to Exhibit Table of Item 601 of Regulation S-K):
         11. Computation of earnings (loss) per share is not provided as the calculation can be clearly determined from the material contained in Item 1 of Part I.

       b.  The Company did not file any reports on Form 8-K during the three months ended March 31, 1995 .

MICRO GENERAL CORPORATION

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MICRO GENERAL CORPORATION
                             Registrant


Date:  May  15, 1995          /s/ Thomas E. Pistilli
                             Thomas E. Pistilli
                             President
                             Chief Executive Officer
                             Chief Financial Officer



Date:  May 15, 1995          /s/ Linda I. Morton
                             Linda Morton
                             Controller