Form 10-Q
period 1995-06-30
MICRO GENERAL CORP
filed 1995-08-11
CIK 67383

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
(Mark One)
 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended:  June 30, 1995

                                  OR
 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

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

The number of shares outstanding of Common Stock, $.05 Par Value - 1,948,166 shares as of August 11, 1995.

                            MICRO GENERAL CORPORATION
                   FORM 10-Q -- QUARTER ENDED JUNE 30, 1995
                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheets -- June 30, 1995 and December 31,
            1994.

            Statements of Operations -- Three months ended June 30, 1995 and June 30, 1994.

            Statements of Operations -- Six months ended June 30, 1995 and June 30, 1994.

            Statements of Cash Flows -- Six months ended June 30, 1995 and June 30, 1994.

            Notes to Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

Item 6.     Exhibits and Reports on Form 8-K.

SIGNATURES


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

                       MICRO GENERAL CORPORATION
                               Balance Sheets
                   June 30, 1995 and December 31, 1994

                                                  June 30, 1995     December 31,
                                                     (unaudited)         1994
                                                  --------------    ------------
                      Assets
   Current assets:
       Cash                                       $      540,613    $   152,848
       Accounts and notes receivable,
         less allowance for doubtful receivables
         and sales returns of $94,566 at 6/30/95
         and $81,749 at 12/31/94                         384,125        618,434
       Income tax refund receivable                        7,000          7,000
       Inventories (note 2)                            1,137,121      1,140,183
       Prepaid expenses and accrued interest             265,413        277,432
                                                  --------------    -----------
          Total current assets                         2,334,272      2,195,897

   Equipment and improvements, net (note 3)              180,438        179,206
   Other assets, net (note 4)                             33,963         44,688
                                                  --------------    -----------
                                                  $    2,548,673   $  2,419,791
                                                  ==============   ============

          Liabilities and Stockholders' Equity
   Current liabilities:
       Note payable to bank (note 6)              $            0   $          0
       Accounts payable                                   72,367        296,071
       Accrued expenses                                  231,494        228,072
       Deferred rate change agreement revenue            150,881        159,853
                                                  --------------   ------------

          Total current liabilities                      454,742        683,996

Stockholders' equity:
   Preferred stock, $.05 par value; 1,000,000
     shares authorized no shares issued and
     outstanding at 6/30/95 and 12/31/94.                     --             --

   Common stock, $.05 par value; 4,000,000 shares
     authorized 1,948,166 shares issued at 6/30/95
     and 1,888,166 shares at 12/31/94 (note 1)            97,408         94,408
   Additional paid-in capital                          4,174,508      4,111,883
   Accumulated deficit                                (2,177,985)    (2,470,496)
                                                  --------------   ------------
          Total stockholders' equity                   2,093,931      1,735,795
                                                  --------------   ------------
                                                  $    2,548,673   $  2,419,791
                                                  ==============   ============

   See accompanying notes to financial statements.

                          MICRO GENERAL CORPORATION
                          Statements of Operations
          For the Three Months Ended June 30, 1995 and June 30, 1994
                               (Unaudited)
                                                    June 30,         June 30,
                                                      1995             1994
                                                  ------------    ------------
Revenues:
   Product sales, net of returns of $103,544
   in 1995 and $86,012 in 1994                    $    411,713    $    810,693
   Service and rate change revenues (note 7)           253,283         191,047
                                                  ------------    ------------
      Total revenues                                   664,996       1,001,740

Cost of sales:
   Net product sales                                   298,015         529,721
   Service and rate revenues                            80,657          44,432
                                                  ------------    ------------
      Total cost of sales                              378,672         574,153

          Gross profit                                 286,324         427,587

Operating expenses:
   Selling, general and administrative                 411,375         429,010
   Engineering and development                         199,164          96,532
   Provision for doubtful receivables                    4,000          (1,000)
                                                  ------------    ------------
          Total operating expenses                     614,539         524,542

          Operating loss                              (328,215)        (96,955)

Interest income, net                                       793           3,286
Loss on sale or disposal of assets                           0            (612)
                                                 -------------    ------------
          Earnings before income taxes                (327,422)        (94,281)

Income taxes  (note 5)                                       0               0
                                                 -------------   -------------
          Net loss                               $    (327,422)  $     (94,281)
                                                 =============   =============

Net loss per common and common equivalent
   share (note 1)                                $       (0.17)   $      (0.05)
                                                 =============    ============

Weighted average shares outstanding (note 1)         1,948,166       1,882,240
                                                 =============    ============

     See accompanying notes to financial statements.

                     MICRO GENERAL CORPORATION
                     Statements of Operations
          For the Six Months Ended June 30, 1995 and June 30, 1994
                            (Unaudited)
                                                      June 30,       June 30,
                                                       1995           1994
                                                   ------------    ------------
Revenues:
   Product sales, net of returns of $209,878
      in 1995 and $135,940 in 1994                 $   964,886     $ 1,493,994
       $135,940 in 1994
   Service and rate change revenues (note 7)         1,873,798       1,352,302
                                                   -----------     -----------
          Total revenues                             2,838,684       2,846,296

Cost of sales:
   Net product sales                                   797,993       1,174,028
   Service and rate revenues                           476,983         358,879
                                                   -----------    ------------
          Total cost of sales                        1,274,976       1,532,907
                                                   -----------    ------------
          Gross profit                               1,563,708       1,313,389

Operating expenses:
   Selling, general and administrative                 895,863         927,308
   Engineering and development                         367,171         206,547
   Provision for doubtful receivables                   13,000           8,000
                                                  ------------    ------------
          Total operating expenses                   1,276,034       1,141,855
                                                  ------------    ------------
          Operating profit                             287,674         171,534

Interest income, net                                     4,837           4,798
Loss on sale or disposal of assets                           0            (611)
                                                  ------------   -------------
          Earnings before income taxes                 292,511         175,721

Income taxes  (note 5)                                       0               0
                                                  ------------   -------------
          Net earnings                            $    292,511   $     175,721
                                                  ============   =============

Net earnings per common and common
  equivalent share (note 1)                       $       0.15   $        0.09
                                                  ============   =============
Weighted average shares outstanding (note 1)         1,935,238       1,882,240
                                                  ============   =============

    See accompanying notes to financial statements

                     MICRO GENERAL CORPORATION
                     Statements of Cash Flows
          For the Six Months Ended June 30, 1995 and June 30, 1994
                            (Unaudited)

                                                    June 30,         June 30,
                                                      1995             1994
                                                  ------------    ------------
Cash flows from operating activities:
   Net earnings                                   $    292,511    $    175,721
   Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                 49,003          50,286
          Provision for losses on accounts
           receivable and sales returns,
           net of write-offs                            12,817          (3,456)
   Change in assets and liabilities:
       Decrease in accounts receivable                 221,492         216,992
       (Increase) decrease in inventories                3,062         (97,428)
       Decrease in prepaid expenses                     12,019          47,853
       Increase (decrease) in accounts payable        (223,704)          7,056
       Increase (decrease) in deferred rate revenue     (8,972)        127,827
       Increase (decrease) in  accrued expenses          3,422         (27,944)
                                                  ------------    ------------
       Total adjustments                                69,139         321,186
                                                  ------------    ------------
          Net cash provided by operating
            activities                                 361,650         496,907
                                                  ------------    ------------
Cash flows used in investing activities--capital
   expenditures                                        (39,510)        (49,911)
                                                  ------------    ------------
Cash flows from financing activities:
   Common stock proceeds, net                           65,625               0
   Repayment of note payable to bank                         0        (100,000)
                                                  ------------    ------------
       Net cash provided by (used in)
         financing activities                           65,625        (100,000)
                                                  ------------    ------------
Net increase in cash                                   387,765         346,996

Cash - beginning of year                               152,848          85,513
                                                  ------------    ------------
Cash - end of period                              $    540,613    $    432,508
                                                  ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                   $          0    $          0
                                                  ============    ============
       Income taxes                               $          0    $          0
                                                  ============    ============

   See accompanying notes to financial statements

MICRO GENERAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR QUARTER ENDED JUNE 30, 1995

Note 1.   Summary of Significant Accounting Policies

     General

     The operations of Micro General Corporation (the "Company") consist of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales.

     The financial statements presented include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the results of operations for the periods presented.

     The results of operations for the quarter or the six months ended June 30, 1995, are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 1995.

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

     Income Taxes

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

     Effective January 1, 1993, the Company adopted SFAS 109. The application of SFAS 109 did not have a material effect and was not recognized for the quarter or the six months ended June 30, 1995.

     Warranties

     The Company's products are sold with a ninety-day warranty on materials and workmanship. Estimated warranty costs based on historical experience are accrued as an expense at the time the products are sold.

     Intangible Assets

     Intangible assets are classified as other assets and are amortized on a straight-line basis over periods ranging from 10 to 15 years (see note
     4).

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

Note 2.   Inventories

     Inventories are comprised of the following at June 30, 1995 and December 31, 1994:

                                         June 30, 1995  December 31, 1994
                                         -------------  -----------------
         Parts & Supplies                  $   779,838        $   753,456
         Purchased finished goods              253,089            292,099
         Consigned inventory                   104,194             94,628
                                           -----------        -----------
                                           $ 1,137,121        $ 1,140,183
                                           ===========        ===========

Note 3.  Equipment and Improvements

       Equipment and improvements are as follows at June 30, 1995 and December 31, 1994:

                                          June 30, 1995  December 31, 1994
                                          -------------  -----------------
       Production equipment, tooling
         and construction in process          $ 428,232          $ 424,848
       Office furniture and
         equipment                              511,959            484,229
       Leasehold improvements                    27,776             19,381
                                              ---------          ---------
                                                967,967            928,458
       Less accumulated depreciation
         and amortization                       787,529            749,252
                                              ---------          ---------
                                              $ 180,438          $ 179,206
                                              =========          =========

Note 4.  Other Assets

Other assets are as follows at June 30, 1995 and December 31, 1994:

                                     Estimated
                                     Useful Life     1995       1994
                                     -----------   ---------   ---------
Excess cost of assets purchased
  over fair market, value              15 years    $ 232,531   $ 232,531
License rights                         10 years       26,382      26,382
Other intangible assets                15 years       23,388      23,388
                                                   ---------   ---------
                                                   $ 282,301   $ 282,301

Less accumulated amortization                        248,338     237,613
                                                   ---------   ---------
                                                   $  33,963   $  44,688
                                                   =========   =========

Note 5.  Income Taxes


       The expected income tax expense(benefit) computed by multiplying earnings (loss) before income tax expense by the statutory Federal income tax rate of 34% differs from the actual income tax expense as follows:

                                                6/30/95      6/30/94
                                             ----------    ---------
       Expected tax expense                  $   99,454    $  59,745
       Utilization of net operating
         loss carryforward                     (102,454)     (62,745)
       Nondeductible amortization of the
         excess cost of assets purchased
         over fair market value                   3,000        3,000
       State income taxes                             -            -
                                             ----------    ---------
                                             $        0    $      0
                                             ==========    =========

       At June 30, 1995, the Company had available net operating loss carryforwards of approximately $1,649,000 and $228,000 for Federal and state income tax purposes, respectively. If not used to offset future taxable income, the net operating loss carryforwards will expire for income tax purposes at various dates through 2009. The Company also has investment tax credit and research and experimentation credit carryforwards aggregating approximately $85,000 which expire during the period 1994 to 2001.

Note 6.  Notes Payable

       The Company had a line of credit, which expired in May 1995. As of June 30, 1995 and December 31, 1994, the Company had no outstanding borrowings against the line of credit. The Company is currently negotiating other financing agreements.

Note 7.  Commitments and Contingencies

       Noncancelable operating lease commitments consist principally of the lease for the Company's manufacturing, administrative and research/development facilities. In February, 1994 the Company
       extended its facility lease through 1999.   At December 31, 1994,
       the Company is committed to the following noncancelable operating lease payments:

           Year ending December 31,
               1995                   $ 120,278
               1996                     131,267
               1997                     137,945
               1998                     122,123
           Thereafter                    29,478
                                      ---------
                                      $ 541,091
                                      =========

       At June 30, 1995 and December 31, 1994, the Company was liable for approximately $236,000 and $185,475, respectively for outstanding letters of credit to procure inventory from overseas vendors. These transactions relate solely to transactions denominated in U.S. dollars.

       The Company has a license agreement with Pitney Bowes which enables the Company to manufacture and sell certain products. The license agreement expires in 2004. Annual expenses for the license agreement are minor.

       From time to time, the United State Postal Service ("USPS") or United Parcel Service ("UPS") change their rates. For a fee, the Company provides its customers with programmable memory chips with the new tariffs which can be inserted into the Company's products. In some instances, customers prepay a fee to the Company which assures they will receive new programmable memory chips for all rate changes which occur within a predetermined period. In other instances, customers incur a fee for each time they decide to procure a new programmable memory chip. The Company experienced a UPS rate change during the periods ended June 30, 1995 and June 30, 1994, and a USPS rate change during the period ending June 30, 1995. Recorded revenues from rate changes totaled approximately $1,561,463 and $1,097,000 respectively. Gross profit totaled $1,228,122 and $1,007,000 also for the same periods.

MICRO GENERAL CORPORATION
FOR QUARTER ENDED JUNE 30, 1995
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Total net product sales decreased $398,980 or 49% in second quarter 1995 ("Q2 1995") over second quarter 1994 ("Q2 1994") while service and rate change revenues increased $62,236 or 33%. The decrease in net product sales was the main component in the $336,774 or 34% decrease in total revenue during for Q2 1995 over Q2 1994. The decrease in net product sales of $529,108 or 35% in year to date 1995 ("YTD 1995") as compared to year to date 1994 ("YTD 1994") was offset by the $521,496 or 39% increase in service and rate change revenue for the same period. In YTD 1995 and YTD 1994, rate change revenues represented approximately 62% and 42% of total revenue, respectively. The increase in service and rate change revenues in YTD 1995 as compared to YTD 1994, was the result of the USPS rate change in Q1 1995. While YTD sales in the retail channel increased $69,405 or 23% as compared YTD 1994, the sales in the historical dealer channel decreased $598,514 or 50%. The decrease in the historical dealer channel is a result of a decrease in net units sold and sales of lower priced models as well as the impact of free software to customers from vendors such as United States Parcel, in the manifest area of the company's business. New product introductions in future period is expected to improve volume. The decline in volume in the Q2 1995 for the retail channel of $176,056, was primarily due to significant stocking in first quarter 1995 ("Q1 1995") prior to implementation of a policy agreement in Q2 1995. Volume in this area is expected to return to more normal levels in the third quarter of 1995. The Company anticipates a further reduction in expenses and improved profit margins in the retail channel in future years.
    Cost of sales for YTD 1995 product sales decreased $376,035 or 32% as compared to the same period in 1994. The decrease is due to a change in product mix and a decrease in the historical dealer channel sales. The YTD 1995 service and rate change revenue costs increased $118,104 or 33% as compared to the same period in 1994. This increase is due to an increase in service and rate change revenues for the same period.
    Gross margin for YTD 1995 was 55% compared to 46%  for the same period
the prior year.   The increase in the service and rate change revenue
margin is due to higher rate change revenue, while the slight decrease in the product gross margin is a result of higher sales in the retail distribution channel.
    Operating expenses of the Company in YTD 1995 of $1,276,034 showed an
12% increase as compared to YTD 1994.   This increase in engineering and
development expense is a result of preliminary research & development work on products to increase the Company's product line offering. Normal operating expenses are expected to remain the same in future periods.
    The increase in YTD net earnings of $116,790 or 66% as compared to the same period in 1994, is a result of the increase in rate change revenue. Net earnings for Q2 1995 decreased $233,141 or 247% as compared to Q2 1994. This decrease is primarily due to lower net product sales of $398,980 or 49% as compared to the prior period.

Financial Condition, Liquidity and Capital Resources

    The Company's ability to generate cash depends on rate change revenue, the sale of inventory and collection of accounts receivable. The Company's June 30, 1995 cash balance increased $387,765 or 254% from December 31, 1994. The increase is primarily attributable to the cash generated from prepaid rate change revenue derived from the United States Postal Service ("USPS") rate change effective January 1995 and the United Parcel Service ("UPS") rate change effective February 1995. The Company's YTD 1995 net accounts receivable balance decreased $234,309 or 38% from December 31, 1994 levels. This decrease is due to a decrease in product sales for the YTD 1995 period.
    Working capital was $1,879,530 at June 30, 1995 as compared to the December 31, 1994, amount of $1,511,901. The Company's current ratio at June 30, 1995 was 5.1 as compared to 3.2 at December 31, 1994. This change is a result of higher cash balances at June 30, 1995 due to the Q1 1995 rate changes.
    The Company's total inventories decreased slightly $3,062 or .3% at June 30, 1995 as compared to December 31, 1994.
    The Company had a line of credit agreement which expired in May 1995. (See note 6, of Notes to the Financial Statements). At June 30, 1995 and December 31, 1994 the Company had outstanding borrowings against the line of credit. The Company is negotiating other financing agreements to fund research and development and current operations as may be needed.
    The Company's Q2 1995, current liabilities have decreased 34% over the December 31, 1994 balances. This is associated with a decrease in the Company's accounts payable balance as compared to the December 31, 1994 balance.
    The Company believes future liquidity requirements will be covered from operations and financing arrangements. The Company's investment in capital expenditures for YTD 1995 increased slightly over December 31, 1994 balances. There were no material commitments for capital expenditures as of June 30, 1995. The Company does not anticipate any significant domestic capital expenditures during the remainder of 1995.
    The Company does not engage in any off balance sheet financing.
Inflation
    The effect of inflation on operating results has, historically, been insignificant.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a.   The Annual Meeting of Stockholders was held on June 8, 1995.

     b. Voting for the election of Directors at said meeting was duly and properly conducted by ballot. The following five persons were duly nominated, and each received the number of votes shown opposite his name and was elected a Director.

                                     For           Withheld
                                  ---------        --------
         Newly Elected
         John J. Cahill           1,635,759             494
         Thomas E. Pistilli       1,635,759             494

         Continuing
         William P. Foley II      1,635,759             494
         George E. Olenik         1,635,759             494
         Carl A. Strunk           1,635,759             494

    c. Voting on the proposal to approve and adopt the 1995 Stock Option Plan ( the "1995 Plan") was duly and properly conducted by ballot. There were 1,185,673 votes cast for the proposal, 20,766 votes cast against the proposal, 5,908 abstentions and 423,906 broker non-votes. The vote for the proposal constituted a majority of the shares outstanding and the 1995 Plan was therefore approved.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits (listed by numbers corresponding to Exhibit Table of Item 601 of Regulation S-K):

       11. Computation of earnings (loss) per share is not provided as the calculation can be clearly determined from the material contained in Item 1 of Part I.

    b. The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.

MICRO GENERAL CORPORATION
FORM 10-Q - QUARTER ENDED JUNE 30, 1995
PART II - SIGNATURES

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MICRO GENERAL CORPORATION

Date:  August 11, 1995                 /s/ Thomas E. Pistilli
                                     _________________________________
                                     Thomas E. Pistilli
                                     President
                                     Chief Executive Officer
                                     Chief Financial Officer


Date:  August 11,1995                  /s/ Linda I. Morton
                                     _________________________________
                                     Linda I. Morton
                                     Controller