Form 10-Q
period 1995-09-30
MICRO GENERAL CORP
filed 1995-11-14
CIK 67383

================================================================================
================================================================================

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended : September 30, 1995

                                    OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________to_________.

                    Commission file number:  0-8358

                        Micro General Corporation
          (Exact name of registrant as specified in its charter)

               Delaware                          95-2621545
         (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)        Identification Number)

         1740 Wilshire Ave. Santa Ana, California               92705
         (Address of principal executive offices)               (Zip Code)

                          (714) 667-0557
           Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ X ]  No [   ]

The number of shares outstanding of Common Stock, $.05 Par Value - 1,948,166 shares as of November 13, 1995.

================================================================================
================================================================================

                        MICRO GENERAL CORPORATION
               FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1995
                            TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Balance Sheets -- September 30, 1995 and December 31, 1994

         Statements of Operations -- Three months ended September 30, 1995 and September 30, 1994.

         Statements of Operations -- Nine months ended September 30, 1995 and September 30, 1994

         Statements of Cash Flows -- Nine months ended September 30, 1995 and September 30, 1994.

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

PART II. OTHER INFORMATION

Item 4.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

FINANCIAL STATEMENTS

                        MICRO GENERAL CORPORATION
                               Balance Sheets
                  September 30, 1995 and December 31, 1994

                                               September 30,
                                                  1995        December 31,
                                               (unaudited)        1994
                                               ------------   ------------
                          Assets
  Current assets:
    Cash                                       $   314,173     $   152,848
    Accounts and notes receivable, less
     allowance for doubtful receivables
     and sales returns of $ 51,936 at
     9/30/95 and $81,749 at 12/31/94               461,682         618,434
    Income tax refund receivable                     7,000           7,000
    Inventories (note 2)                         1,069,735       1,140,183
    Prepaid expenses and accrued interest          151,760         277,432
                                                ----------      ----------
     Total current assets                        2,004,350       2,195,897

  Equipment and improvements, net (note 3)         210,426         179,206
  Other assets, net (note 4)                        28,601          44,688
                                                ----------      ----------
                                               $ 2,243,377     $ 2,419,791
                                                ==========      ==========
Liabilities and Stockholders' Equity:
  Current liabilities:
    Note payable to bank (note 6)              $         0     $         0
    Accounts payable                                73,890         296,071
    Accrued expenses                               192,205         228,072
    Deferred revenue                                83,282         159,853
                                                ----------      ----------
     Total current liabilities                     349,377         683,996

Stockholders' equity:
  Preferred stock, $.05 par value;
  1,000,000 shares authorized no shares issued
  and outstanding at 9/30/95 and 12/31/94.              --              --

  Common stock, $.05 par value; 4,000,000
  shares authorized 1,948,166 shares issued at
  9/30/95 and 1,888,166 shares at 12/31/94
  (note 1)                                          97,408          94,408
  Additional paid-in capital                     4,174,508       4,111,883
  Accumulated deficits                          (2,377,916)     (2,470,496)
                                                -----------     -----------
    Total stockholders' equity                   1,894,000       1,735,795
                                                -----------      ----------
                                               $ 2,243,377     $ 2,419,791
                                                ===========      ==========

     See accompanying notes to financial statements.

                        MICRO GENERAL CORPORATION
                         Statements of Operations
   For the Three Months Ended September 30, 1995 and September 30, 1994
                               (Unaudited)

                                             September 30,  September 30,
                                                 1995           1994
                                             ------------   ------------
Revenues:
  Product sales, net of returns of $84,144
     in 1995 and $122,810 in 1994            $   424,778     $   650,390
  Service and rate revenues (note 7)             322,385         182,930
                                             -----------      ----------
  Total revenues                                 747,163         833,320

Cost of sales:
  Net product sales                              361,663         514,300
  Service and rate revenues                      107,802          69,252
                                             ------------     ----------
  Total cost of sales                            469,465         583,552
                                             ------------     ----------
    Gross profit                                 277,698         249,768

Operating expenses:
  Selling, general and administrative            403,624         345,914
  Engineering and development                    122,104          90,241
  Provision for doubtful receivables             (42,000)         (9,000)
                                             ------------     -----------
     Total operating expenses                    483,728         427,155
                                             ------------     -----------
       Operating loss                           (206,030)       (177,387)

Interest income, net                               6,100           1,904
                                             ------------     -----------
       Loss before income taxes                 (199,930)       (175,483)

Income taxes  (note 5)                                 0               0
                                             ------------     -----------
       Net loss                              $  (199,930)     $ (175,483)
                                             ============     ===========

Net loss per common and common
equivalent share (note 1)                    $     (0.10)     $    (0.09)
                                             ============     ===========
Weighted average shares
outstanding (note 1)                           1,948,166       1,885,103
                                             ============     ===========

See accompanying notes to financial statements.

                        MICRO GENERAL CORPORATION
                         Statements of Operations
   For the Nine Months Ended September 30, 1995 and September 30, 1994
                               (Unaudited)

                                             September 30,  September 30,
                                                  1995           1994
                                             ------------   ------------
Revenues:
  Product sales, net of returns of
     $381,291 in 1995 and $258,750 in 1994)  $ 1,389,666    $ 2,146,964
  Service and rate revenues (note 7)           2,196,181      1,532,651
                                             ------------   ------------
       Total revenues                          3,585,847      3,679,615

Cost of sales:
  Net product sales                            1,156,587      1,687,759
  Service and rate revenues                      587,855        428,700
                                             ------------   ------------
       Total cost of sales                     1,744,442      2,116,459

       Gross profit                            1,841,405      1,563,156

Operating expenses:
  Selling, general and administrative          1,299,486      1,255,222
  Engineering and development                    489,276        297,399
  Provision for doubtful receivables             (29,000)        17,000
                                             ------------   ------------
       Total operating expenses                1,759,762      1,569,621
                                             ------------   ------------
       Operating profit (loss)                    81,643         (6,465)

Interest income, net                              10,937          6,702
                                             ------------   ------------
       Earnings before income taxes               92,580            237

Income taxes  (note 5)                                 0              0
                                             ------------    -----------
                    Net earnings             $    92,580     $      237
                                             ============    ===========
Net earnings per common and common
  equivalent share (note 1)                  $      0.05     $      0.00
                                             ============    ===========
Weighted average shares outstanding
  (note 1)                                     1,939,595       1,883,205
                                             ============    ===========

     See accompanying notes to financial statements.

                         MICRO GENERAL CORPORATION
                         Statements of Cash Flows
   For the Nine Months Ended September 30, 1995 and September 30, 1994
                               (Unaudited)

                                             September 30,  September 30,
                                                 1995          1994
                                             -------------   -------------
Cash flows from operating activities:
  Net earnings                               $     92,580    $        237
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                  76,613          77,857
    Provision for losses on
    accounts receivable and sales
    returns, net of write-offs                    (29,814)          6,326
  Change in assets and liabilities:
    Decrease in accounts receivable                186,566        236,590
    (Increase) decrease in inventories              70,448        (86,648)
    Decrease in prepaid expenses                   125,672         40,170
    Decrease in accounts payable                  (222,181)       (35,063)
    Increase (decrease) in deferred revenue        (76,571)        53,167
    Decrease in accrued expenses                   (35,867)       (61,238)
                                               ------------    -----------
    Total adjustments                               94,866        231,161
                                               ------------    -----------
        Net cash provided by operating
        activities                                 187,446        231,398

Cash flows used in investing activities
  --capital expenditures                           (91,746)       (61,678)

Cash flows from financing activities:
  Common stock proceeds, net                        65,625          4,689
  Repayment of note payable to bank                      0       (100,000)
                                               ------------    -----------
    Net cash used by financing activities           65,625        (95,311)
                                               ------------    -----------
Net increase in cash                               161,325         74,409

Cash - beginning of year                           152,848         85,513
                                               ------------    -----------
Cash - end of period                           $   314,173     $  159,922
                                               ============    ===========
Supplemental disclosures of cash flow
   information:
    Cash paid during the period for:
        Interest                               $         0     $        0
                                               ============    ===========
        Income taxes                           $         0     $        0
                                               ============    ===========

  See accompanying notes to financial statements

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1995
NOTES TO FINANCIAL STATEMENTS

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

  The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 1995.

  Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

  Equipment and Improvements

  Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the equipment and improvements.

  Net Earnings (Per Common Share)

  Net Earnings per common share is computed based on the weighted average of common shares outstanding. The potential exercise of stock options is included in the computation of net earnings per common share and common share equivalents.

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

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1995
NOTES TO FINANCIAL STATEMENTS

  tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

  SFAS was first adopted in the period ended December 31, 1994 and no net material impact was recognized for that period or the nine months ended September 30, 1995.

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

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1995
NOTES TO FINANCIAL STATEMENTS

  a component of the Company's allowance for doubtful receivables and sales returns.

  Post Retirement Benefits

  The Company does not have any postretirement benefits falling within the scope of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than
  Pensions."

  Note 2.  Inventories

  Inventories are comprised of the following at September 30, 1995 and December 31, 1994:

                                    September 30, 1995  December 31, 1994
         Parts & Supplies                   $  775,837         $  753,456
         Purchased finished goods              251,346            292,099
         Consigned inventory                    42,552             94,628
                                            ----------         ----------
                                            $1,069,735         $1,140,183
                                            ==========         ==========

Note 3.  Equipment and Improvements

       Equipment and improvements are as follows at September 30, 1995 and December 31, 1994:

                                     September 30, 1995  December 31, 1994
       Production equipment, tooling
         and construction in process        $   435,732          $ 424,848
       Office furniture and
         equipment                              556,694            484,229
       Leasehold improvements                    27,776             19,381
                                            -----------          ---------
                                              1,020,202            928,458
       Less accumulated depreciation
         and amortization                       809,776            749,252
                                            -----------          ---------
                                            $   210,426          $ 179,206
                                            ===========          =========

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1995
NOTES TO FINANCIAL STATEMENTS

Note 4.  Other Assets

Other assets are as follows at September 30, 1995 and December 31, 1994:

                               Estimated
                               Useful Life        1995       1994
Excess cost of assets purchased
over fair market value          15 years        $232,531    $232,531
License rights                  10 years          26,382      26,382
Other intangible assets         15 years          23,388      23,388
                                                --------    --------
                                                $282,301    $282,301

Less accumulated amortization                    253,700     237,613
                                                --------    --------
                                                $ 28,601    $ 44,688
                                                ========    ========

Note 5.  Income Taxes

       The expected income tax expense(benefit) computed by multiplying earnings (loss) before income tax expense by the statutory
       Federal income tax rate of 34% differs from the actual income tax expense as follows:

                                           September 30,   September 30,
                                                 1995           1994
                                           -------------    -----------
       Expected tax expense                    $ 31,477       $      81
       Utilization of net operating
         loss carryforward                      (34,477)         (3,081)
       Nondeductible amortization of the
         excess cost of assets purchased
         over fair market value                   3,000           3,000
       State income taxes                             -               -
                                           -------------     -----------
                                               $      0        $      0
                                           =============     ===========

       At September 30, 1995 and December 31, 1994, the Company had available net operating loss carryforwards of approximately $1,649,000 and $228,000 for Federal and state income tax purposes, respectively. If not used to offset future taxable income, the net operating loss carryforwards will expire for income tax purposes at various dates through 2009. The Company also has investment tax credit and research and experimentation credit carryforwards aggregating approximately $85,000 which expire during the period 1995 to 2001.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1995
NOTES TO FINANCIAL STATEMENTS

Note 6.  Notes Payable

       The Company had a line of credit, which expired May 1995, which was secured by substantially all of the Company's assets and could not exceed 70% of qualifying accounts receivable up to a maximum credit line of $500,000. The interest rate on the line of credit was at the bank's prime rate plus 2.0%. At December
       31, 1994 the Company received a waiver on an existing default which was subsequently cured. A credit commitment letter was signed between the Company and a new bank on November 2, 1995, for a new line of credit of $600,000 at Wall Street Journal Prime plus one and three-quarters percent secured by accounts receivable and inventory balances, as defined in the commitment letter.

Note 7.  Commitments and Contingencies

       Non cancelable operating lease commitments consist principally of the lease for the Company's manufacturing and administrative facility in California and the research and development facility in
       Connecticut through 1999.   At September 30, 1995, the Company is
       committed to the following noncancelable operating lease payments:

           Year ending December
               1995          $   32,164
               1996             131,267
               1997             137,945
               1998             122,123                                                   Thereafter              29,478
                             ----------
                             $  452,977
                             ==========

       At September 30, 1995 and December 31, 1994, the Company was liable for approximately $180,254 and $185,475, respectively for outstanding letters of credit to procure inventory from overseas vendors. These transactions relate solely to transactions denominated in U.S. dollars.

       The Company has a license agreement with Pitney Bowes which enables the Company to manufacture and sell certain products. The license agreement expires in 2004. Annual expenses for the license agreement are minor.

       From time to time, the United State Postal Service ("USPS") and/or United Parcel Service ("UPS") change their rates. For a fee, the Company provides its customers with programmable memory chips with the new tariffs which can be inserted into the Company's products. In some instances, customers prepay a fee to the Company which assures they will receive new programmable memory chips for all rate changes which occur within a predetermined period. In other instances, customers incur a fee for each time

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1995
NOTES TO FINANCIAL STATEMENTS

       they decide to procure a new programmable memory chip. The Company experienced a UPS rate change during the nine months ended September 30, 1995 and September 30, 1994, and a USPS rate change during the nine months ending September 30, 1995. Recorded revenues from rate changes totaled approximately $2,042,156 and $1,282,623 respectively. Gross profit totaled $1,662,132 and $1,032,306 also for the same periods.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1995
MANAGEMENT DISCUSSION AND ANALYSYS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Total net product sales decreased $225,612 or 35% in three months ended September 30, 1995 ("Q3 1995") compared to the three months ended September 30, 1994 ("Q3 1994") while service and rate change revenues increased
$139,455 or 76%.  The decrease in net product sales was the main component in the $86,157 or 10% decrease in total revenue during Q3 1995 as compared to Q3 1994.  The decrease in net product sales of $757,298 or 35% for nine months ended September 30, 1995("YTD 1995") as compared to the nine months ended September 30, 1994 ("YTD 1994") was offset by the $663,530 or 43% increase in service and rate change revenues for the same period. For YTD 1995 and YTD 1994, service and rate change revenues represented approximately 61% and 42% of total revenue, respectively. The increase in rate change revenues for YTD 1995 as compared to YTD 1994, was primarily a result of a major USPS rate change in Q1 and a minor USPS rate change in Q3 1995. YTD sales in the retail channel of distribution decreased $61,611 or 12% as compared to YTD 1994, while the sales in the historical dealer channel decreased $692,595 or 42%. This decrease is primarily the result of United Parcel Services activities to provide free equipment to a large portion of the Company's customer target market for shipping room manifest systems. The decline in the Company's retail channel sales volume described above, was due to unit price erosion as well as product mix.  The Company is continuing its efforts to add products through outside distribution agreements as well as through its own research and development efforts.
    YTD 1995 cost of sales for product sales decreased $531,172 or 32%
as compared to the same period in 1994.  The decrease is due to a change in product mix and a decrease in overall product sales.  The YTD 1995 service and rate change revenue costs increased $161,359 or 38% as compared to the same period in 1994.  The cost goods increase is due to an increase in service and rate change revenues for the same period.
    Gross margin YTD 1995 was 51% compared to 42% for the same
period the prior year.   The increase in gross margin is due to higher
rate change revenue.
    Operating expenses of the Company in YTD 1995 of $1,759,762 showed
an 12% increase as compared  to YTD 1994.   The primary reason is due to
an increase of $191,877 or 65% in engineering and development expense which is a result of research & development work on products to increase the Company's future product line offering. Normal operating expenses are expected to essentially remain the same in future periods.
    The increase in YTD net earnings of $92,343 as compared to the same period in 1994, is a result of the increase in rate change revenue. Net loss for Q3 1995 increased $24,447 or 14% as compared to Q3 1994. This increase in the net loss is primarily due to lower net product sales which decreased $225,612 or 35% as compared to the prior period.

Financial Condition, Liquidity and Capital Resources
    The Company's ability to generate cash depends on rate change revenue, the sale of inventory and collection of accounts receivable.
The Company's September 30, 1995 cash balance increased $161,325 or 106% from

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1995
MANAGEMENT DISCUSSION AND ANALYSYS

December 31, 1994. The increase is primarily attributable to the cash generated from prepaid rate change revenue derived from the USPS rate change effective January 1995 and September 1995 and the UPS rate change effective February 1995. The Company's September 30, 1995 net accounts receivable balance decreased $156,752 or 25% from December 31, 1994 levels. This decrease is due to a decrease in product sales for the YTD 1995 period.
    Working capital was $1,654,973 at September 30, 1995 as compared to $1,511,901 at December 31, 1994. The Company's current ratio at September 30, 1995 was 5.7 as compared to 3.2 at December 31, 1994.
This change is a result of higher cash balances at September 30, 1995 due to the Q1 1995 rate changes and lower liabilities at September 30, 1995 which is due to a decrease in deferred rate change agreement revenue as the agreements are nearing the end their one year term. These agreements are expected to be renewed during Q4 1995.
    The Company's total inventories decreased 70,448 or 6% at September
30, 1995 as compared to December 31, 1994 was due mostly to shipments of rate change chips which had been accumulated at December 31, 1994.
    The Company had no bank debt or line of credit agreement with a bank
(See note 6, of Notes to the Financial Statements). The line of credit previously held by the Company, was based upon certain qualified accounts receivable balances with maximum availability of $500,000. A new banking relationship has been established which is anticipated to include various financing arrangements and servicing of the Company's cash requirements.
A credit commitment letter was signed between the Company with the new bank on November 2, 1995. The credit commitment is for a revolving line of credit of $600,000 at Wall Street Journal Prime plus one and three-quarter percent secured by accounts receivable and inventory balances, as defined in the commitment letter.
    The Company's Q3 1995, current liabilities have decreased 49% compared to the December 31, 1994 balances. This is associated with a decrease in the Company's accounts payable balance and deferred rate change agreement revenue as compared to the December 31, 1994 balance.
    The Company believes future liquidity requirements will be covered from operations and financing arrangements. The Company's investment in capital expenditures for YTD 1995 increased slightly over December 31, 1994 balances. There were no material commitments for capital expenditures as of September 30, 1995. The Company does not anticipate any significant capital expenditures during the remainder of 1995.
    The Company does not have any material off balance sheet risks at September 30, 1995. The Company does not engage in any off balance sheet financing.

Inflation
    The effect of inflation on operating results has, historically, been insignificant.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1995
PART II - OTHER INFORMATION


PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    On July 27, 1995, Mr. Gerald Simmons was named Vice-President of Sales and Marketing. Mr. Simmons was formerly with MOS Scale in Costa Mesa, California.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
    a. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K):

       11. Computation of earnings (loss) per share is not provided as the calculation can be clearly determined from the material contained in Item 1 of Part I.

    b. The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1995
PART II - SIGNATURES

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MICRO GENERAL CORPORATION

Date:  November 13, 1995                /s/   Thomas E. Pistilli
                                     ---------------------------------
                                     Thomas E. Pistilli
                                     President
                                     Chief Executive Officer
                                     Chief Financial Officer


                                        /s/ Linda I. Morton
                                     ---------------------------------
                                     Linda I. Morton
                                     Controller