Form 10-K
period 1995-12-31
MICRO GENERAL CORP
filed 1996-04-01
CIK 67383

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
              ------------------------------------------

                              FORM 10-K

           Annual report pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934
              ------------------------------------------

For the fiscal year ended December 31, 1995  Commission File
No.0-8358

                      MICRO GENERAL CORPORATION
        (Exact name of registrant as specified in its charter)

            DELAWARE                         95-2621545
     (State or other jurisdiction       (I.R.S. Employer
      of incorporation or organization) Identification No.)

                       1740 E. Wilshire Ave.
                    Santa Ana, California 92705
         (Address of principal executive offices)(Zip Code)

 Registrant's Telephone Number, Including Area Code: (714)
667-0557

  Securities registered pursuant to Section 12(b) of the Act:
None

    Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.05 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES  [ X ]    NO  [   ]

     As of December 31, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,820,420.

     As of December 31, 1995, the registrant had 1,948,166 shares of common stock, $.05 par value outstanding.

     The information required by Part III (items 10,11,12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1996 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1995 fiscal year.

                                 PART I
Item 1.   BUSINESS

INTRODUCTION

     Micro General Corporation (the "Company") designs, markets and sells parcel shipping systems and electronic postal scales for use in shipping departments and office mailrooms. The Company earns revenues both from the initial sale of shipping systems and scales and from subsequent rate updates resulting from rate changes by the U.S. Postal
Service ("USPS"), United Parcel Service ("UPS") and other parcel carriers (see the following "Rate Change Modifications" discussion).
The Company's products reduce labor costs in shipping parcels and letters and, by consistent use of accurate weight and corresponding shipping or postage rates, can significantly reduce shipping and postage rate errors.
     The Company's products are programmed with the current shipping rates of USPS or UPS. The high-end models of the Company's parcel shipping systems and each of the Company's postal scale models also permit the customer to choose additional carriers' rates from the Company's rate library. The Company's ability to customize a shipping system or postal scale to include additional carriers' rates in accordance with each customer's shipping or mailing preferences permits the customer to choose the optimum carrier and class of service for a particular parcel or letter by quickly "rate shopping" between the standard shipping or postal rate of different carriers.

DEVELOPMENT OF THE COMPANY'S BUSINESS

     In March 1981, the Company acquired all of the outstanding stock of
Coda Enterprises, Inc., a California corporation ("CODA"). Since its
1978 inception, CODA had designed and manufactured an electronic postal scale and a piece-count scale, and had sold those products under a private label contract with a distributor of mailroom equipment. In
December 1981, CODA merged with the Company and the Company changed its name to Micro General Corporation. The Company has since redirected its resources to the development of its microprocessor-based parcel shipping systems and postal scales. In 1988, the Company reincorporated in
Delaware.

INDUSTRY OVERVIEW

     Prior to 1956, the USPS provided the sole means of letter or parcel delivery throughout the United States. Currently many other companies, such as UPS, FedEx and others, provide nationwide coverage in the package delivery business. There are currently more than 30 letter and parcel delivery companies which compete directly with the USPS. Additionally, deregulation of the airline and trucking industries has lessened certain prior barriers to reducing the cost of delivering letters and parcels by these particular modes of transportation.
     In order to provide reliable delivery information regarding the location of en-route parcels, parcels must be uniquely tagged so that package origin, destination, class of service and other data can be quickly read and input into the carrier's information system.
The
ability to produce this tag has created a significant potential opportunity for the Company within the mailing and shipping industry.
Although carriers are currently investing in plant and equipment to automate the handling of parcels and letters, many of their customers still use hand ledgers, manual zip-to-zone charts, spring scales and other conventional mechanical equipment which lack the accurate weight/cost precision of the Company's family of microprocessor-based products. These products also make data entry less difficult.
     The Company believes that the number of UPS and other parcel carrier users who might have a need for the Company's products represents a significant market.

PRODUCTS AND MARKETS

     The Company's family of microprocessor-based parcel shipping systems and postal scales are as follows:

     PARCEL SHIPPING SYSTEMS  The Company believes its parcel
shipping
systems offer cost and productivity advantages over manual
methods of
parcel shipping recording for businesses which consistently use
UPS, the
USPS or other parcel carriers.  First, the Company's parcel
shipping
systems automate transaction recording and label identification on a
package-by-package basis.  For example, a system's "manifest"
printout,
by itself, adequately documents parcel shipments for pickup, delivery
and accurate billing by a carrier.    Additionally, these systems
allow
the user to determine the most economically acceptable method of shipment, to determine and apply the correct shipping charge, and to record data relevant to the transaction for use both by the shipper and the parcel carrier.
     The user places the parcel on the system's electronic scale platform (which has a maximum rating of 150 pounds), then enters the desired carrier and class of service and the parcel's destination zip code. Each entry is accomplished by pushing a single, clearly identified button. The user can instantly display the rates for alternative carriers and classes of service by depressing a single key for each such inquiry. When a carrier and class of service have been selected, the user enters a package identification number and, with a single keystroke, prints the shipping label. Simultaneously, the transaction is automatically entered into a computerized memory which both the carrier and the shipper's accounting department can access.
      The suggested retail prices for the Company's parcel shipping systems range from $795 to $4,295, excluding options.

     MAILING SCALES The Company currently offers both digital electronic scales as well as mechanical spring scales. The Company's digital display electronic postal scales are primarily designed for
office mailroom use.  Relying upon Company-designed
microprocessor-based
circuitry, parcel or letter weight is instantly displayed in digital
format.  When a class of service is selected on the membrane switch
keyboard, the precise postage is computed and displayed.
Sophisticated
features, such as the ability to connect directly to a printer to provide instantaneous accounting for transactions or to an electronic postage meter for automatic setting and dispensing of postage, are
possible because of the microprocessor-based design. Use of the Company's scales enables businesses to decrease postage costs by eliminating the inefficiencies and errors which commonly occur when mechanical scales and manual rate tables are used.  The Company's postal
scales are available in maximum weight capacity ratings of 1 to
150
pounds. The suggested retail prices for the Company's postal scales range from approximately $10 to $1,295, excluding options.

     COMPUTER-BASED SYSTEMS   The Company currently offers
computer
software for shipping and warehouse automation.  The software programs
include many of the standard features already found in the
Company's
parcel shipping systems.  The software programs have the ability to take
advantage of all of the carriers now offered in the Company's other
products. The suggested retail prices for the Company's software programs, which can be sold with or without equipment, range from $1,195 to $10,000 excluding options.

     TAPE DISPENSING SYSTEMS The Company currently offers a manual gummed tape dispensing system. This system is used for securing boxes for shipment. The suggested retail price for the Company's tape dispensing system is $279, excluding options.

     SMALL PARCEL INSURANCE During 1995, the Company provided marketing services for an insurance broker and underwriter for small parcel insurance which provides alternative insurance coverage for items shipped by customers. The Company sponsored this insurance program through its network of machine equipment dealers to the end-user customers. The Company received a fee for the marketing services provided. In May 1995, the Company transferred the existing accounts to an independent company and ceased sponsoring any additional insurance.
In 1995, the fees received were not material.

     RATE CHANGE MODIFICATIONS Currently, the Company maintains a rate library containing rate information for most national and regional parcel carriers. The Company updates this library whenever a carrier's rate change occurs.
     Modifying the Company's units in the field to reflect rate changes by the USPS, UPS or other carriers in the Company's rate library is done by inserting programmable read-only memory chips ("PROMS") into designated slots in the Company's parcel shipping systems and postal scales. The Company generally charges a fee for each new PROM it provides. Alternatively, the Company will, for a one-time fee, provide updated rate PROMS as required for a specified period of time.
As the
Company's installed unit base grows, potential revenues associated with rate changes represent a significant source of revenue and profit for the Company. PROMS related to rate changes are sold both to the dealer and directly by the Company for its installed customer base. For each rate PROM sold to an end-user customer, a percentage of the purchase price is generally credited to the dealer that originally sold the system to the customer, provided that the dealer is still an authorized
Company dealer. No such allowances are paid where sales of the underlying equipment were not through dealers.

MARKETING, SALES, WARRANTIES AND CUSTOMERS

     MARKETING AND SALES  The Company's strategy is to select
market
niches in which its technology provides price and/or performance advantages over products offered by the market leaders. The Company's position is primarily in software, but the unique appearance, functionality and built in "ease of use" of its products are also
considered to be significant competitive advantages.   With the
increase
of UPS owned equipment available to the customers, the Company seeks new products to replace the customers lost to UPS equipment.
     The Company sells its historical dealer products through a network of more than 140 dealers located throughout the United States and Canada, although approximately 30 dealers account for the majority of the Company's sales. The Company believes the loss of any particular dealer would not have a material adverse effect on the Company's operating results. All dealer orders accepted by the Company are shipped and invoiced to dealers at discounts from the Company's suggested retail list price. The Company's normal sales terms to its qualified dealers are net 30 days from invoice date. Company sales are generally final and are supported by a Company-issued order entry acknowledgment which specifies all terms and conditions of the contracted sales transaction. However, in addition to any product returns resulting from product defects, the Company is obligated under some of its dealer agreements to accept the return of unopened inventory from terminated dealers (subject to a restocking fee). The Company, at its discretion, periodically permits dealers to return products for credit or exchange (subject to a restocking fee in most cases) due to dealers' lost sales or dealers' errors in ordering or evaluating end-user customer needs. Returns as a percentage of product sales for 1995,
1994, and 1993, were 16%, 12%, and 11%, respectively. The Company believes that the allowance for sales returns at December 31, 1995 and
December 31, 1994, is adequate in light of historical experience.
     The Company typically experiences significantly higher revenues in the first quarter of each year, which is attributable to the sales of carrier rate changes. When a USPS or UPS rate change occurs many product users update their machines with new rates which provides significant rate change revenues to the Company.
     A comparison of first quarter sales in the last 3 years in relation to annual sales is as follows:

                   1st Quarter         Annual Sales   %
       1995        $2,173,689          $4,041,921     54%
       1994        $1,844,557          $4,768,548     39%
       1993        $2,049,155          $5,054,415     41%

    Even though history has shown that the carrier rate changes traditionally have occurred in the first quarter, the Company believes this should not be included as a seasonal impact. There can be no assurance as to the timing of future rate changes.
    In 1990, the Company established a network of manufacturer's representatives to sell the retail products to stationary stores, direct mail houses, wholesalers and office product resellers. This portion of the business in 1995 and 1994 represents 29% and 24% of the Company's total product sales, respectively.

    WARRANTIES Individual dealers have responsibility for installation and service of the Company's products. The Company's distributed products are sold with a 90-day warranty on material and labor. The
Company bears the costs incurred in providing such in-warranty repairs.
The Company invoices the dealers on a time and materials basis for out-of-warranty repairs performed by the Company. In 1995, 1994, and 1993 the Company's costs to perform both in-warranty and out-of-warranty repairs, in the aggregate were 13%, 11%, and 6%, respectively, of total product sales.

    CUSTOMERS As of December 31, 1995, the Company estimates it had an aggregate installed base of approximately 25,000 parcel shipping systems, postal scales and piece count scales. Moreover, no individual dealer accounted for more than 10% of the Company's 1995 total net revenues.

    BACKLOG The Company typically enters facsimile orders from its dealers, considers these orders part of backlog, and schedules delivery for a date within 10 days from receipt of the order. Subsequent confirmation through a written purchase order is normally obtained. On a monthly basis, the Company generates a listing of scheduled and confirmed backlog. Backlog cancellations have historically been nominal.
The backlog at December 31, 1995, is not material.

COMPETITION
      The Company competes in an industry characterized by intense and increasing competition. To the Company's knowledge, there are approximately 20 competitors engaged in either the sale or lease of electronic shipping systems or postal scales. Among these, Pitney
Bowes, Inc. has a dominant position in the postage meter market, and UPS has a dominant position in the parcel shipping systems market.
    The Company sells principally to shippers having moderate volumes of daily shipments. Various firms have recently begun selling parcel shipping software that customers use with their existing in-house computer systems. Also, various air express and other shipping firms are now providing free computerized parcel shipping systems and offering volume discounts to end-user customers that maintain specified minimum shipping volumes.
    The Company believes that the price/performance features of its products continue to compare favorably with their various competitors.
Nevertheless, many of the Company's competitors have far greater financial and personnel resources than those of the Company, including direct sales branches and substantial marketing and product development programs. Consequently, there can be no assurance that future competition from such competitors will not have a material adverse effect on the Company's business.

DISTRIBUTION
    In recent years, the Company has increased the purchasing of completed units manufactured outside the United States. The foreign manufacturers take advantage of the tooling put in place by the Company, in order to provide the Company with parts for its specialized needs.
In the fourth quarter of 1995, the Company resumed manufacturing in their California facility to improve quality and reduce costs on its larger model scales.
    Finished product quality inspection and final testing is performed prior to shipment by Company personnel at the Company's Santa Ana,
California facility.

ENGINEERING AND DEVELOPMENT

    For the years ended December 31, 1995, 1994, and 1993, the Company's expenditures for engineering, research and development
approximated $638,000, $415,000, and $338,000, respectively.   In
May
1995, the engineering department was moved to the Company's
facility in
Oxford, Connecticut.  The Company's 1995 engineering, research
and
development activities included the USPS and UPS rate changes in the
first quarter of 1995 and the USPS international rate change in the
third quarter of 1995.  The Ship-Easy product was modified to create the
Ship-Mate product to provide a separate product for the dealer sales
channel.  A new multi-carrier computer-based product, The Eagle
Best Rate
Shipper, was designed in 1995 and was released in March 1996.
The
postage meter development project, started in 1995,  is
continuing and
is designed to comply with  changing U.S. Postal regulations. It has
been reported, in various dealer newsletter publications, that the U.S.
Postal Service is planning to announce the decertification of all mechanical postage meters in the U.S.. The publications report that the phase-out period is to be completed by March 1999.  It is
estimated that
774,000 meters are affected by this anticipated ruling.   This
ruling
provides the Company with an opportunity to enter a major new market.
Submission for approval to the U.S. Postal Service of the Company's first postage meter is expected by mid-1996.

PATENTS AND LICENSES

    The Company has federally registered the trademarks "CODA," "MAILMATE ", "PC SHIPMATE ", "SMART METER ", "SMART LABEL , "SHIP SAVER ", "SHIPMATE ", "SHIP MASTER ", "SHIP-EASY", "SHIP COMMANDER ", and "Eagle Best Rate Shipper". In 1984, the Company consolidated the marketing of all its products under the corporate name Micro General
Corporation. During 1995 the Company has applied for several patents which pertain to the postage meter project.


EMPLOYEES

    As of December 31, 1995, the Company employed 33 people. The Company's employees are not represented by a labor union and it has experienced no work stoppages. The Company believes that its employee relations are good. The Company augments its work force with temporary staff during periods of rate change shipments.

Item 2.  PROPERTIES

    The Company's executive office, distribution and service facility consists of 18,550 square feet in a building located in Santa Ana,
California.  The Company leases this facility until the year
1999.  In
April 1995, the Company entered into a three-year lease for a 5,000 square feet research and development office in Oxford, Connecticut.

Item 3.  LEGAL PROCEEDINGS
    None.

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None.


EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth the name, age and offices presently held by the Company's executive officers:

Thomas E. Pistilli . . . .  53  President, Chief Executive
Officer, Chief
                                Financial Officer and Director

John J. Horbal . . . . . . .58  Vice President - Engineering

Linda I. Morton. . . . . . .43  Corporate Secretary and
Controller

Gerald W. Simmons. . . . . .52  Vice President - Sales &
Marketing

THOMAS E. PISTILLI
    Mr. Pistilli has served as the President, Chief Executive
Officer,
Chief Financial Officer, and Director since November 1994.  Prior to
joining the Company, Mr. Pistilli served as a management
consultant to
the Company for approximately two years.  Mr. Pistilli is the former
President and  Chief Executive Officer of International Mailing
Systems,
Inc.(ASCOM/HASLER), Shelton, Connecticut, where he served in that capacity for 11 years and overall with that Company for 18 years.
 Mr.
Pistilli, a Certified Public Accountant, was previously employed by KPMG
Peat Marwick LLP, for a period of seven years.   Mr. Pistilli is
a
member of the Board of Directors, serving since November 1994.

JOHN J. HORBAL
    Mr. Horbal joined the Company as Vice President-Research and Development in January 1995. Prior to joining the Company, Mr. Horbal was with ASCOM/HASLER and Better Packages, Shelton, Connecticut, for 25 years serving as Director of Engineering, Director of Research and
Development, and Chief Engineer. He was named Vice President of Engineering in June 1995.

LINDA I. MORTON
    Ms. Morton joined the Company in September 1983 serving in various management accounting positions. She was appointed Controller in August
1988 and  Corporate Secretary in June 1991.

GERALD W. SIMMONS
    Mr. Simmons was appointed as Vice President - Sales and
Marketing
in July 1995. Prior to joining the Company, Mr. Simmons was with MOS
Scale, Costa Mesa, California for more than 10 years serving as Vice
President - Sales and Marketing.

                              PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Principal Market and Prices

     The Company's common stock is traded on the over-the-counter market on NASDAQ under the symbol MGEN. The following table sets forth the range of high and low closing bid quotations per share of the Company's common stock for the fiscal quarters indicated as reported by the NASD on its monthly statistical reports. Such prices represent interdealer quotations without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

Fiscal Quarters                                 Bid Price
                                             High       Low

     Year Ended December 31, 1994
       First Quarter  . . . . . .          $ 2.13       1.75
       Second Quarter . . . . . .            2.18       1.88
       Third Quarter. . . . . . .            2.25       2.13
       Fourth Quarter . . . . . .            2.25       2.00

     Year Ended December 31, 1995
       First Quarter  . . . . . .          $ 2.50       2.00
       Second Quarter . . . . . .            2.63       2.25
       Third Quarter. . . . . . .            2.38       1.75
       Fourth Quarter . . . . . .            1.75       1.50

Number of Common Shareholders

     The number of record holders of the Company's common stock at
December 31, 1995 was 615.

Dividends

     The Company intends to continue its policy of retaining all earnings for reinvestment in the business operations of the Company. Under Delaware law, the Company's Board of Directors may declare and pay dividends on its outstanding shares in cash or property only out of the unreserved and unrestricted earned surplus. The Company has an accumulated deficit of $2,700,148 as of December 31, 1995 and accordingly, Delaware law prohibits the Company from paying cash dividends except to the extent that the Company has net profits in any fiscal year or the preceding fiscal year. There were no accumulated dividends as of December 31, 1995.

Item 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial data.
This
data is derived from and qualified in its entirety by the more detailed financial statements included elsewhere herein.

                                     Year Ended
                        (in thousands, except per share data)
                    12/31/95  12/31/94  12/31/93  12/31/92
12/31/91
Net Product Sales   $ 1,743   $ 2,710   $  3,104  $  2,525  $
2,851
Service and
Rate Change Revenue   2,299     2,059      1,950     1,944
2,331
                    -------   -------    -------   -------
- -------
Total Revenues        4,042     4,769      5,054     4,469
5,182
Cost of Sales         1,937     2,863      2,864     2,579
2,461
                    -------   -------    -------   -------
- -------
Gross Profit          2,105     1,906      2,190     1,890
2,271
                    -------   -------    -------   -------
- -------
Net Earnings (Loss) $  (230)  $  (297)   $   375   $    .5   $
362
                    =======   =======    =======   =======
=======
Net Earnings (Loss)
Per Share           $ (0.12)  $ (0.16)   $  0.20   $  0.00   $
0.19
                    =======   =======    =======   =======
=======

Weighted Average Number
of Shares Used in
Computation*      1,940,666  1,883,876  1,882,240  1,882,240
1,882,240
                  =========  =========  =========  =========
=========

*Per share computations are based on the weighted average number of shares outstanding. The shares issuable upon exercise of stock options and other common stock equivalents have not been included in the computations of net earnings (loss) per share during any of the periods because the effect would have been antidilutive. All share and per share data for 1991 and 1992 has been restated for the 1 for 5 reverse stock split which became effective December 31,
1992.

                                          Year Ended
                                        (in thousands)

                    12/31/95  12/31/94  12/31/93  12/31/92
12/31/91
Working Capital     $  1,340  $  1,512  $  1,778  $  1,338  $
1,312
Total Assets           2,084     2,420     2,575     2,052
2,255
Shareholders' Equity   1,572     1,736     2,027     1,652
1,652

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

A. COMPARISON OF FISCAL 1995 AND FISCAL 1994.

  Total revenue for the Company in 1995 decreased $726,627 or 15% compared to the same period in 1994. The overall decrease is a combination of a decrease in product sales of $825,210 or 40% in the dealer channel and $141,236 or 22% in the retail channel,  a decrease in
service revenue of $155,802 or 48%, and an increase in rate
change
revenue of $395,621 or 23%.  The increase in the rate change revenue is
a result of both a UPS rate change in February 1995 and USPS rate change's in both January and August 1995. A portion of the January 1995
USPS rate change revenue, totaling $384,262, was recognized in
December
1994. The combination of decreased unit sales and lower average sale
prices, primarily due to a shift in product mix, resulted in lower
overall revenue.  The Company reduced expenses by  reducing
advertising
expense and improved profit margins through price adjustments in the
retail channel, which resulted in lower volume in this channel.
The
Company is continuing to develop new products for the dealer channel.
The new manifest computer software and turn-key system, The Eagle
Best Rate
Shipper, was introduced in March 1996.  Other new product
introductions
are planned in the third and fourth quarters of 1996.
  Cost of sales for product sales deceased $927,027 or 41%. The decrease is due to a decrease in sales and the improved profit margins in the retail channel and a reduction in other product costs.
The
service and rate change revenue costs increased $1,714 or 0.3% as compared to the same period in 1994.
  Gross margin increased 12% for the year ended December 31, 1995 compared to the prior year. The primary reason was attributable to product sales with a 7% increase in gross margin compared to
1994.  This
is a result of cost reductions in the retail channel and the increase in
product mix towards lower priced, higher margin products in the dealer
channel.  The increase in service and rate change revenue gross margin
of 5% is a result of two rate changes in the first quarter of
1995.
  Operating expenses for the Company in 1995 increased $134,134 or 6%
as compared to the prior year.  This was a result of a
combination of
increased expenses in engineering and research and development and a
decrease in the sales, marketing, general and administrative expenses as
compared to the prior year. The decrease in sales, marketing and general and administrative expense is due to a decrease in promotion and advertising expense for the period in an effort to control costs.
The
increase in  engineering and development expenses of $222,867 or
54%
over the prior year is due to the final development of the computer-based system introduced in March 1996 and the continuing development of the Company's postage meter products. Engineering and development expenses are expected to increase in 1996, as the Company's postage meter project nears completion.
  The net loss of $229,652 is $67,132 or 23% lower than the prior year. The loss is attributable to lower product sales and an increase in engineering and development expenses.

B. COMPARISON OF FISCAL 1994 AND FISCAL 1993.

  Total revenue for the Company in 1994 decreased $285,867 or 6% compared to the same period in 1993. The overall decrease is a combination of a decrease in product sales of $395,023 or 13%, with an increase in service and rate change revenue of $109,156 or 6%
The
increase in the service and rate change revenue is a result of the
United States Postal Service rate change in January 1995 that was shipped and billed in December 1994 of $384,262. While sales in the retail channel increased $279,812 or 75% as compared to the same period
in 1993, the sales in the historical dealer channel decreased
$689,410
or 25%. The decrease in the historical dealer channel resulting in a decrease in units sold is due to temporary channel conflict and the introduction of lower priced models. New product introductions in future periods, which will include product differentiation properly priced for the two distribution channels, expect to improve volume and eliminate the possibility of any significant channel "conflict." The
Company anticipates a reduction of expenses and improved profit margins in the retail channel in future years.
  Cost of sales for product sales decreased $66,309 or 3%. The decrease was due to a change in product mix and a decrease in sales. The service and rate change revenue costs increased $65,105 or 13% as compared to the same period in 1993. The increase was due to an increase in service and rate revenues for the same period.
  Gross margin decreased 3% at December 31, 1994 compared to the prior year. The primary component was attributed to product sales which reported a 9% decrease in gross margin compared to the same period in
1993. Higher cost of sales in the retail channel, due to high introductory costs, resulted in lower product gross margins for the
Company.
  Operating expenses for the Company in 1994 increased $367,788 or
20% compared to the same period in 1993. The increase in expense levels was primarily due to higher retail channel selling expense. An increase in engineering and development expense is a result of further development in the computer-based system. Expense levels are expected to remain the same in future periods.
  The decrease in net earnings of $672,307 or 179% as compared to the same period in 1993, is the result of lower sales and higher costs.

C. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  The Company's ability to generate cash depends on the sale of inventory and collection of accounts receivable. The Company's 1995 cash balance decreased $117,626 or 77% from December 31, 1994.
The
decrease is primarily attributable to less cash generated in
December
1995 as compared to December 1994 when cash was generated from prepaid
rate change revenue for the United States Postal Service ("USPS")
rate
change which occurred  January 1, 1995.  The Company's 1995 net accounts
receivable balance decreased $268,443 or 43% from December 31,
1994
levels. This decrease is due to improved accounts receivable collections and decreased sales.
  Working capital has ranged from $1,778,236 in 1993 to $1,340,255 in
1995. The Company's current ratio at December 31, 1995 was 3.6 compared to 3.2 at December 31, 1994.
  The Company's total inventories increased 183,926 or 16% at December 31, 1995 as compared to the prior year end. The increase in inventory is related to procurement of goods for the retail channel from overseas vendors to supply 1996 sales initiatives.
  The Company has available liquidity through a line of credit agreement with a bank (See note 6, of Notes to the Financial Statements). The availability is based upon certain qualified accounts receivable and inventory balances with maximum availability of $600,000.
At December 31, 1995, of the $600,000 available, $275,000 was outstanding on the line of credit while at December 31, 1994, the Company had no balance outstanding. In February 1996, the Company reduced the outstanding balance on the line of credit to $150,000. The line of credit expires on April 30, 1996. The Company is currently negotiating to extend its existing line of credit or negotiate a new credit agreement. The Company expects to complete this refinancing in the second quarter of 1996. It is the Company's belief that through cash flow from operations, the replacement of its current credit facility, or other sources of available financing, adequate liquidity will be available through the remainder of 1996. The Company is considering its options with respect to equity and/or debt financing to fund the Company's ongoing postage meter research and development efforts. At December 31, 1995, the Company was in compliance with all financial covenants associated with the line of credit agreement or has obtained waivers from the bank.
  The Company's 1995 current liabilities have decreased 25% over 1994. This is associated with the decrease in deferred revenue, due to the prepayment by customers for product and service contracts related to the USPS rate change effective January 1, 1995. Accounts payable decreased 83% from 1994 due to the decrease in year-end purchases.
  The Company's investment in capital expenditures for 1995 has increased slightly over 1994. There were no material commitments for capital expenditures as of December 31, 1995. The Company does not anticipate any significant domestic capital expenditures in the near future.
   The Company does not engage in any off balance sheet financing.

INFLATION

  The effect of inflation on operating results has, historically, been insignificant.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets."
In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FASB
123).
The new statements are effective for fiscal years beginning after December 15, 1995. The Company does not believe that adoption of the new standards will have a material effect on the financial statements.


Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is incorporated herein by reference to the financial statements and supplementary data listed in
Item 14 of Part IV of this Report.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING
            AND FINANCIAL DISCLOSURE

        None.

                                PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by reference is the information required by this Item in the Company's definitive proxy statement for the 1996 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the
Company's fiscal year ended December 31, 1995.

Item 11.    EXECUTIVE COMPENSATION

  Incorporated herein by reference is the information required by this Item in the Company's definitive proxy statement for the 1996 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the
Company's fiscal year ended December 31, 1995.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  Incorporated herein by reference is the information required by this Item in the Company's definitive proxy statement for the 1996 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the
Company's fiscal year ended December 31, 1995.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference is the information required by this Item in the Company's definitive proxy statement for the 1996 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the
Company's fiscal year ended December 31, 1995.

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
FORM 8-K

Documents filed with Report

  Financial Statements
       The financial statements listed on the accompanying Index to
Financial Statements and Schedule are filed as part of this report.

  Financial Statement Schedule
       The financial statement schedule listed on the accompanying
Index to Financial Statements and Schedule are filed as part of this report.

  Exhibits
       The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

  Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1995.

                        MICRO GENERAL CORPORATION
                              SEC FORM 10-K
                     ITEMS 8, 14(a)(1) and 14(a)(2)


          Index to Financial Statements and Schedule



Financial Statements

Independent Auditor's Report

Balance Sheets - December 31, 1995 and 1994

Statements of Operations - Years ended December 31, 1995, 1994 and 1993

Statements of Shareholders Equity -
  Years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows -
  Years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Schedule

Valuation and Qualifying Accounts - Schedule II




All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

                 Independent Auditors' Report


The Board of Directors and Shareholders
Micro General Corporation:

We have audited the financial statements of Micro General Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In  our  opinion,  the financial statements referred  to  above present fairly, in all material respects, the financial position of Micro General Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Orange County, California
February 23, 1996

                       Balance Sheets
                  December 31, 1995 and 1994



            Assets (Note 6)                  1995          1994
                                          ----------
- ----------
Current assets:
Cash                                     $    35,222
152,848
Accounts and notes receivable, less
allowance for doubtful receivables and
sales returns of $46,594 in 1995 and         349,991
618,434
$81,749 in 1994
Income tax refund receivable                       -
7,000
Inventories (note 2)                       1,324,109
1,140,183
Prepaid expenses                             143,433
277,432
                                         -----------
- ----------
Total current assets                       1,852,755
2,195,897

Equipment and improvements, net (note 3)     193,691
179,206
                                         -----------
- ----------
Other assets, net (note 4)                    37,822
44,688
                                         -----------
- ----------
                                         $ 2,084,268
2,419,791
                                         ===========
==========
 Liabilities and Shareholders' Equity

Current liabilities:
Note payable to bank (note 6)            $   275,000
- -
Accounts payable                              51,278
296,071
Accrued expenses                             164,545
228,072
Deferred revenue                              21,677
159,853
                                         -----------
- ----------
Total current liabilities                    512,500
683,996
                                         -----------
- ----------
Shareholders equity (note 7):
Preferred stock, $.05 par value.
Authorized 1,000,000 shares;  none                 -
- -
issued and outstanding
Common stock, $.05 par value.
Authorized 4,000,000 shares; issued and
outstanding 1,948,166 and 1,888,166           97,408
94,408
shares in 1995 and 1994, respectively
Additional paid-in capital                 4,174,508
4,111,883
Accumulated deficit                       (2,700,148)
(2,470,496)
                                         -----------
- ----------

Total shareholders' equity                 1,571,768
1,735,795

Commitments and contingencies (note 9)
                                         -----------
- ----------
                                         $ 2,084,268
2,419,791
                                         ===========
==========

[FN]
See accompanying notes to financial statements.

                        Statements of Operations
              Years ended December 31, 1995, 1994 and 1993


                                        1995        1994
1993
                                     ----------  ----------
- ----------
Revenues:
Product sales, net of returns of
$278,839 in 1995, $329,235 in 1994  $ 1,742,943   2,709,389
3,104,412
and $335,832 in 1993
Service and rate change
revenues (note 9)                     2,298,978   2,059,159
1,950,003
                                     ----------  ----------
- ----------
Total revenues                        4,041,921   4,768,548
5,054,415
                                     ----------  ----------
- ----------
Cost of sales:
Products                              1,350,017   2,277,044
2,343,353
Service and rate changes                587,367     585,653
520,548
                                     ----------  ----------
- ----------
Total cost of sales                   1,937,384   2,862,697
2,863,901
                                     ----------  ----------
- ----------
Gross profit                          2,104,537   1,905,851
2,190,514

Operating expenses:
Selling, general and administrative   1,674,322   1,713,511
1,443,213
Engineering and development             637,896     415,029
387,457
Provision for doubtful receivables       31,849      81,393
11,475
                                     ----------  ----------
- ----------
Operating profit (loss)                (239,530)   (304,082)
348,369
Interest and other income, net           10,678       8,098
17,954
                                     ----------  ----------
- ----------
Income (loss) before income tax
expense  and cumulative effect of
accounting change                      (228,852)   (295,984)
366,323
Income tax expense (note 5)                 800         800
 800
                                     ----------  ----------
- ----------
Income (loss) before cumulative
effect of accounting change            (229,652)   (296,784)
365,523

Cumulative effect of accounting
change (note 1)                               -           -
10,000
                                     ----------  ----------
- ----------
Net income (loss)                    $ (229,652)   (296,784)
375,523
                                     ==========  ==========
==========
Net income (loss) per common share:
Income (loss) before cumulative effect
of accounting change                 $     (.12)       (.16)
 .19
Cumulative effect of accounting change        -           -
 .01
                                      ----------  ----------
- ----------
Net income (loss)                    $     (.12)       (.16)
 .20
                                     ==========  ==========
==========
Weighted average number of common
shares outstanding                    1,940,666   1,883,876
1,882,240
                                     ==========  ==========
==========

[FN]
See accompanying notes to financial statements.

                        MICRO GENERAL CORPORATION
                   Statements of Shareholders' Equity
             Years ended December 31, 1995, 1994, and 1993




       Additional
                               Preferred stock         Common
stock       paid-in      Accumulated
                               Shares Amounts      Shares
Amount    capital      deficit
                               ------ -------      ---------
- ------    ---------    ------------
Balance at December 31, 1992       - $      -      1,882,240 $
94,112  $ 4,107,492   $(2,549,235)

Net Income                         -        -              -
  -            -       375,523
                               ------ -------      ---------
- ------    ---------    -----------

Balance at December 31, 1993       -        -      1,882,240
94,112    4,107,492    (2,173,712)

Repurchase of common stock         -        -         (4,075)
(204)      (8,965)            -

Stock options exercised            -        -         10,001
500       13,356             -

Net loss                           -        -              -
  -            -      (296,784)
                               ------ -------      ---------
- ------    ----------   -----------

Balance at December 31, 1994       -        -      1,888,166
94,408    4,111,883    (2,470,496)

Stock options exercised            -        -         60,000
3,000       62,625             -

Net loss                           -        -              -
  -            -      (229,652)
                               ------ -------      ---------
- ------    ----------   -----------

Balance at December 31, 1995       - $      -      1,948,166  $
97,408  $ 4,174,508   $  (2,700,148)
                               ====== =======      =========
======    ==========   ===========

[FN]
See accompanying notes to financial statements.

                        Statements of Cash Flows
              Years ended December 31, 1995, 1994 and 1993

                                           1995       1994
1993
                                       ----------  ---------
- ----------
Cash flows from operating activities:
Net income (loss)                      $ (229,652)   375,523
(296,784)
Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities:
Depreciation and amortization             108,281    103,825
102,654
Provision for losses on accounts and       31,849     81,393
11,475
notes receivable
Provision for sales returns                62,739     53,336
46,395
Cumulative effect of accounting change          -          -
(10,000)
Change in assets and liabilities:
Decrease (increase) in accounts and
notes receivable                          173,855     85,496
(329,320)
Decrease (increase) in income tax
receivable                                  7,000     (2,000)
61,675
Increase in inventories                  (183,926)   (48,633)
(214,618)
Decrease (increase) in prepaid expenses   133,999     27,434
(225,849)
Increase in other assets                  (15,000)         -
   -
(Decrease) increase in accounts payable  (244,793)   120,846
88,897
(Decrease) increase in accrued expenses   (63,527)     8,311
39,715
(Decrease) increase in deferred revenue  (138,176)   107,488
(71,199)
                                        ----------  --------
- ---------
Net cash provided by (used in)
operating activities                     (357,351)   240,712
(124,652)
                                        ----------  --------
- ---------
Cash flows used in investing activities:
Capital expenditures                     (100,900)   (78,063)
(37,759)
                                        ----------  --------
- ---------
Cash flows from financing activities:
Proceeds from note payable to bank        275,000         -
100,000
Repayment of note payable to bank               -  (100,000)
   -
Repurchase of common stock                      -    (9,169)
   -
Issuance of common stock                   65,625    13,856
   -
                                        ----------  --------
- ---------
Net cash provided by (used in)
financing activities                      340,625    (95,313)
100,000
                                        ----------  --------
- ---------
Net increase (decrease) in cash          (117,626)   67,336
(62,411)
                                        ----------  --------
- ---------
Cash at beginning of year                 152,848    85,512
147,923
                                        ----------  --------
- ---------
Cash at end of year                     $  35,222   152,848
85,512
                                        ==========  ========
=========
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest                               $    2,000     1,230
   -
Income taxes                                  800     2,800
(56,420)
                                       ==========   ========
=========

[FN]
See accompanying notes to financial statements.

                         MICRO GENERAL CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1995, 1994 AND 1993

 (1) Summary of Significant Accounting Policies
    General
    The operations of Micro General Corporation (the Company) consist of the design, purchase, distribution and manufacturing of
 computerized parcel shipping systems, postal scales and piece-count scales. Product sales are achieved through the use of authorized company dealers and through dealers in the office products and superstore channels throughout the United_States.
 Cash and Cash Equivalents
    Cash and cash equivalents include cash on hand, demand deposits and investments with original maturities of three months or less.
 Inventories
    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).
 Equipment and Improvements
    Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective equipment and improvements.
    Net Income (Loss) per Common Share
    Net income (loss) per common share is computed based on the weighted average number of common shares outstanding. The potential
 exercise of stock options or warrants are not included in the computation of net income (loss) per common share since the effect
 would be antidilutive for all years presented.
    Income Taxes
    In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes." Under the asset
and
 liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying
 amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years
 in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
 Effective January 1, 1993, the Company adopted Statement 109.
The
 cumulative effect of this change in the method of accounting for income taxes in the accompanying 1993 statement of operations was an
 increase to income of $10,000.
    Warranties
    The Company's products are sold with a 90-day warranty on materials and workmanship. Estimated warranty costs based on historical experience are accrued as an expense at the time products
 are sold.
    Intangible Assets
    Intangible assets are classified under other assets and are amortized on a straight-line basis over periods ranging from 10 to
 15 years.
    Revenue Recognition
    Product sales are recorded by the Company when products are shipped to dealers and customers. Rate change revenues are recorded
 by the Company at the time memory chips are reprogrammed with new tariffs and shipped to the customer.
 The Company collects fees from some customers in anticipation of future rate changes. Customers prepaying future rate changes receive memory chips with the new tariffs, upon notice of a rate change, without paying an additional charge. These prepaid rate change fees are recorded as revenue on a pro rata basis over the prepaid period.
    Sales Returns
    The majority of the Company's product sales are to its authorized dealers who resell the Company's products. The
Company's
 policy is that all sales are final, but dealers may, at the Company's sole discretion and subject to a restocking fee, return
 certain out-of-warranty products in exchange for products of comparable sales value. Additionally, dealers may, at the
Company's
 sole discretion, be permitted to return their unopened inventory in the event they or the Company terminate their dealership agreement, again subject to a restocking fee. Upon acceptance of returned goods, the Company reconditions the goods, at a nominal cost,
and
 restocks them in inventory to be sold at a later date.  The
Company
 provides an allowance for such returns equal to the estimated gross profit on the portion of sales estimated to be returned. This specific allowance is a component of the Company's allowance for doubtful receivables and sales returns.
    Financial Instruments
    The carrying amount of cash, accounts and notes receivable, prepaid expenses, other assets, accounts payable, accrued expenses,
 notes payable to bank and deferred revenue are measured at cost which approximates their fair value due to the short maturity of these instruments.
    Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make
 estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (2) Inventories
    Inventories are comprised of the following at December 31,
1995
 and 1994:

                                   1995              1994
                                ------------    ------------

    Parts and supplies          $  919,459          753,456
    Purchased finished goods       372,763          292,099
    Consigned inventory             31,887           94,628
                                -----------     ------------
                                $1,324,109        1,140,183

 (3) Equipment and Improvements

    Equipment and improvements consist of the following at December
 31, 1995 and 1994:

                         Useful life       1995         1994
                         ------------  -----------   ----------
 Production equipment,
 including tooling       5 years       $  432,902      424,848
 Office furniture and
 equipment               5 years          563,557      484,229
 Leasehold improvements  5 years           30,606       19,381
                                       -----------   ----------
                                        1,027,065      928,458
 Less accumulated depreciation
 and amortization                         833,374      749,252
                                       -----------   ----------
                                       $  193,691      179,206
                                       ===========   ==========

(4)Other Assets

 Other assets consist of the following at December 31, 1995 and 1994:

                              Estimated

                              useful life      1995          1994
                              -----------    ----------
- ----------
 Excess cost of assets
 purchased over fair
 market value                  15 years      $  232,531
232,531
 License rights                10 years          41,382
26,382
 Other intangible assets       15 years          23,388
23,388
                                              ----------
- ----------
                                                297,301
282,301

 Less accumulated amortization                  259,479
237,613
                                              ----------
- ----------
                                             $   37,822
44,688
                                              ==========
==========

 (5)Income Taxes

 Income tax expense for the three years ended December 31, 1995 represents the state minimum tax.

 The expected income tax expense (benefit) computed by multiplying income (loss) before income tax expense (benefit) and cumulative effect of accounting change by the statutory Federal income tax rate
 of 34% differs from the actual income tax expense (benefit) as follows:

                                   1995          1994       1993
                                ----------    ----------
- ----------
 Expected tax
 expense (benefit)            $ (78,000)      (101,000)   125,000
 Effect of net operating
 loss carryforward not
 recognized for financial
 statement purposes until
 utilization is more
 likely than not                 71,000         94,000          -

 Utilization of net operating
 loss carryforward                    -              -
(132,000)

 Nondeductible amortization of
 the excess cost of assets
 purchased over fair
 market value                     7,000          7,000      7,000
 State income tax expense           800            800        800
                             ----------     ----------
- ----------
                            $       800            800        800
                             ==========     ==========
==========

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities
 for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                           1995        1994
                                       ----------  ----------
 Deferred tax assets:
 Net operating loss carryforwards      $  652,000     581,000
 Reserves and accruals not recognized
 for income tax purposes                   89,000     105,000
 Tax credit carryforwards                  85,000      85,000
                                       ----------  ----------
 Total deferred tax assets                826,000     771,000

 Less valuation allowance                (822,000)   (751,000)
                                       ----------  ----------
 Net deferred tax assets                    4,000      20,000

 Deferred tax liabilities:
 Accelerated depreciation for income
 tax purposes in excess of financial
 statement depreciation                    (4,000)    (20,000)
                                       ----------  ----------
 Deferred taxes recognized on the
  accompanying balance sheets          $        -           -
                                       ==========  ==========

 Deferred income tax assets include the tax impact of net
operating
 loss carryforwards.  Realization of these assets is contingent on
 future taxable income.  The Company believes that it is more likely
 than not that net deferred tax assets of $4,000 at December 31,
1995
 (after considering the valuation allowance of $822,000) will be realized because it expects that the underlying deductions and net
 operating loss carryforwards can be utilized to offset the effects of the temporary difference for accelerated depreciation which may give rise to taxable income in future periods. The net change in the total valuation allowance during 1995 was an increase of $71,000.

 At December 31, 1995, the Company had net operating loss carryforwards of approximately $1,839,000 and $217,000 for
Federal
 and state income tax purposes, respectively. If not used to offset future taxable income, the net operating loss carryforwards will expire at various years through 2010. The Company also has investment tax credit and research and experimentation credit carryforwards aggregating approximately $85,000 which expire during
 the period 1996 to 2002.



 (6) Note Payable to Bank

 The Company has a line of credit which is secured by substantially all of the Company's assets and cannot exceed 70% of qualifying accounts receivable plus 40% of qualifying inventory up to a maximum
 credit line of $600,000. The interest rate on the line of credit is at the bank's prime rate (8.25% at December_31, 1995) plus 2.0% and the Company paid a $2,000 commitment fee. At December_31, 1995, the
 Company was either in compliance with all financial covenants or had obtained waivers of such covenants from the bank.  At December
31,
 1995, there was $275,000 outstanding on this line of credit.
The
 line of credit expires on April 30, 1996.

 The Company is currently negotiating to extend its existing line of credit or negotiate a new credit agreement. The Company expects to complete this refinancing in the second quarter of 1996. It is the
 Company's belief that through cash flow from operations, the replacement of its current credit facility, or other sources of available financing adequate liquidity will be available through the
 remainder of 1996.

 (7) Stock Option Plans

 Under terms of the Company's Incentive Stock Option Plan (the
Plan),
 the exercise price of options granted is to be equal to the stock's fair market value at the date of grant. Common stock initially available for option under the Plan was 220,000 shares. Options are
 execrable no later than 5 years from the date of grant. Options which are not exercised or canceled revert back to the Plan and are
 subject to subsequent reissuance.  This Plan expired on October
7,
 1991 and was renewed at the 1993 annual shareholders' meeting. There are 10,499 remaining shares available for grant under this Plan as of December_31, 1995. In 1995, the Company's Board of Directors approved a new stock option plan. Company stock available
 for option under this plan is 200,000 shares and all shares were available for grant as of December_31, 1995.

 In 1984, the Company adopted a nonqualified stock option plan whereby the Board of Directors could grant stock options to employees, officers or directors at no less than 85% of the fair market value of the Company's stock at the date of grant. The number of shares initially available for option under this plan was
 20,000 shares. In 1990, the Board of Directors approved making an additional 20,000 shares available for option. The options were exercisable no later than ten years from the date of grant.
There
 were no shares granted under this plan and the plan expired on February_16,_1994.

A summary of all stock option transactions for the three-year period ended December_31, 1995 follows:

                                          Shares        Exercise
price
                                          --------
- --------------
 Options granted and outstanding:
 At December_31, 1992                      111,000     $ 1.093 to
2.50
  Granted                                  103,000          1.375
  Exercised                                      -            -
  Canceled                                  (2,000)         1.875
                                          ---------
- ---------------
 At December_31, 1993                      212,000       1.093 to
2.50
  Granted                                   42,000
2.125
  Exercised                                (10,001)      1.375 to
1.406
  Canceled                                 (54,499)      1.375 to
2.187
                                           ---------
- ---------------
 At December_31, 1994                      189,500       1.093 to
2.50
  Granted                                  110,000       2.125 to
2.50
  Exercised                                (60,000)
1.093
  Canceled                                (100,000)      1.375 to
2.50
                                          ---------
- ---------------
 At December_31, 1995                      139,500     $ 1.25 to
2.50
                                          =========
===============

 At December_31, 1995, options for 12,999 shares of common stock were vested and exercisable at prices ranging from $1.25 to $2.50 per share.

 (8) 401(k) Plan
 Effective January 1, 1989 and as subsequently amended, the
Company
 adopted a 401(k) plan whereby all employees who have completed three
 months of service may elect to make pretax contributions of 1%
to
 20% of their annual pay not to exceed contributions of $9,240 per
 year.  The Company has a 25% employer matching program
contingent
 upon Company earnings of at least $100,000.  As the Company did not
 meet the minimum earnings requirement for employer matching in
1995
 and 1994, no Company contributions were made to the plan for those years. The Company paid approximately $15,000 to the plan based on employee contributions of approximately $62,000 in 1993.

(9)Commitments and Contingencies

 Noncancelable operating lease commitments consist principally of the lease for the Company's distribution and administrative facility.
 In February 1994, the Company extended its facility lease through
 1999. At December_31, 1995, the Company was committed to the following noncancelable operating lease payments which includes the
 lease extension:

         Year ending December:
                    1996            $  139,000
                    1997               145,000
                    1998               124,000
                    1999                29,000
                                    ----------
                                    $  437,000
                                    ==========

 Rental expense was approximately $130,400 in 1995, $118,000 in
1994
 and $155,300 in 1993.
 The Company has a license agreement with Pitney Bowes which enables the Company to manufacture and sell certain products. The license agreement expires in 2004. Annual expenses for the license agreement are minor.
 From time to time, the United States Postal Service (USPS) or
United
 Parcel Service (UPS) change their rates. For a fee, the Company provides its customers with programmable memory chips with the new
 tariffs which can be inserted into the Company's products. In some instances, customers prepay a fee to the Company which assures they will receive new programmable memory chips for all rate changes which occur within a predetermined period. In other instances, customers incur a fee for each time they decide to procure a new programmable memory chip. The Company has experienced UPS rate changes in 1993, 1994 and 1995 and a USPS rate change in 1995. During 1995, 1994 and 1993, the Company recorded revenues from rate
 changes totaling approximately $2,132,000, $1,736,000 and $1,668,000, respectively. Gross profits related to rate changes in
 1995, 1994 and 1993 totaled approximately $1,805,000, $1,396,000
and
 $1,442,000, respectively. A UPS rate change also occurred in January 1996. However, there can be no assurance that future rate
 changes by UPS or USPS will occur.

                               Schedule II

                        MICRO GENERAL CORPORATION

                    Valuation and Qualifying Accounts

              Years ended December 31, 1995, 1994 and 1993



                                                       Additions
                                         Balance at    charged to
                                         beginning of  costs and
          Balance at
           Description                   period        expenses
Deductions end of period
- --------------------------------------   ----------    ----------
- ---------- -------------
Allowance for doubtful receivables:


  Year ended December 31, 1995       $       74,749       31,849
    67,004       39,594
                                         ==========      =======
   =======      =======
  Year ended December 31, 1994       $       66,085       81,393
    72,729       74,749
                                         ==========      =======
   =======      =======
  Year ended December 31, 1993       $       78,535       11,475
    23,925       66,085
                                         ==========      =======
   =======      =======

Allowance for sales returns:


  Year ended December 31, 1995       $        7,000       62,739
    62,734*       7,000
                                         ==========      =======
   =======      =======
  Year ended December 31, 1994       $        7,000       53,336
    53,336*       7,000
                                         ==========      =======
   =======      =======
  Year ended December 31, 1993       $       44,017       46,395
    83,412*       7,000
                                         ==========      =======
   =======      =======

[FN]
* Represents gross profit on sales returns of $278,839, $329,235 and $335,832
for the years ended December 31, 1995, 1994 and 1993, respectively.

                         INDEX TO EXHIBITS
Exhibit
Sequentially
Number  Description of Exhibit                         Numbered
Page

  3.1       Restated Articles of Incorporation of the
            Company (incorporated by reference to Exhibit
            3.1 to the Company's Annual Report on Form 10-K for the year ended December 25, 1988 (the "1988
            Form 10-K Amendment 1"))

  3.2       Bylaws of the Company (incorporated by
            reference to Exhibit 3.2 to the "1988 Form 10-K
            Amendment 1")

 10.1       Incentive Stock Option Plan and form of
            Incentive Stock Option Agreement in use prior to 1987 (incorporated by reference to Exhibit
            10.1 to the 1984 Form 10-K) Option Plan and form of Incentive Stock Option Agreement in use commencing in 1987 (incorporated by reference to Exhibit 10. to the Company's Annual Report for the year ended December 28, 1986 (the "1986
            Form 10-K"))

 10.2       Nonqualified Stock Option Plan and form of
            Nonqualified Stock Option Agreement
            (incorporated by reference to Exhibit 10.2 to the 1984 Form 10-K)

 10.3       Lease of 1740 E. Wilshire Ave., Santa Ana,
            California, 92705, facilities between Shaw
            Investment and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1988
            (the "1988 Form 10-K Amendment 1"))

 10.11 Form of Dealer Agreement (incorporated by reference to Exhibit 10.14(1) to Amendment No.
            3 to the Company's Registration Statement on
            Form S-2 (registration No. 33-8240), filed on
            June 4, 1987 (the "1986 Form S-2 Amendment
            Number 3"))

 10.16.1    Loan Agreement between the Company and Silicon
            Valley Bank dated September 12, 1991.
            (Incorporated by reference to the Company's
            Annual Report on Form 10-K for the year ended
            December 31, 1991)

 10.16.2 Amendment to Loan Agreement between the Company and Silicon Valley Bank dated December 2, 1992.
           (Incorporated by reference to the Company's Annual
            Report on Form 10-K for the year ended December 31,

           1992)

 10.16.3 Amendment to Loan Agreement between the Company and Silicon Valley Bank dated December 10,
            1993. (Incorporated by reference to the
            Company's Annual Report on Form 10-K for the year ended December 31, 1993)

 10.16.4 Amendment to Loan Agreement between the Company and Silicon Valley Bank dated January 27, 1994.
            (Incorporated by reference to the Company's
            Annual Report on Form 10-K for the year ended
            December 31, 1994)

 10.17      Loan Agreement between the Company and First Bank
            and Trust dated November 15, 1995.(filed herewith)
33

 24         Consent of KPMG Peat Marwick LLP (filed herewith)
32