Form 10-K/A
period 1995-12-31
MICRO GENERAL CORP
filed 1996-04-09
CIK 67383

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                               FORM 10-K/A
                           Amendment No. 1 to

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995       Commission File No.0-8358

                         MICRO GENERAL CORPORATION
          (Exact name of registrant as specified in its charter)

          DELAWARE				              95-2621545
 (State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     As of December 31, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,820,420. As of December 31, 1995, the registrant had 1,948,166 shares of common stock, $.05 par value outstanding.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth in the pages attached hereto:

                   Statements of Shareholders' Equity

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    April 8, 1996                      MICRO GENERAL CORPORATION

                                             By: /s/ Linda Morton

Micro General Corporation
Statements of Shareholders' Equity
Years ended December 31, 1995, 1994 and 1993

                                                                    Additional                Total
                          	   Preferred stock     Common stock      paid-in      Accumulated  Shareholder's
                              Shares   Amount  Shares      Amount   capital      deficit      equity
                              ---------------  ------------------   ----------   -----------  -------------
Balance at December 31, 1992       -  $     -  1,882,240   94,112   4,107,492  $ (2,549,235)    1,652,369

Net income                         -        -          -        -           -       375,523       375,523
                              -------  ------  ---------   ------   ---------    -----------  -------------
Balance at December 31, 1993       -        -  1,882,240   94,112   4,107,492    (2,173,712)    2,027,892

Repurchase of common stock         -        -     (4,075)    (204)     (8,965)            -        (9,169)

Stock options exercised            -        -     10,001      500      13,356             -        13,856

Net loss                           -        -          -        -           -      (296,784)     (296,784)
                              -------  ------  ---------   ------   ---------    -----------  -------------
Balance at December 31, 1994       -        -  1,888,166   94,408   4,111,883    (2,470,496)    1,735,795

Stock options exercised            -        -     60,000    3,000      62,625             -        65,625

Net loss                           -        -          -        -           -      (229,652)     (229,652)
                              -------  ------  ---------   ------   ---------    -----------  -------------
Balance at December 31, 1995       -  $     -  1,948,166   97,408   4,174,508  $ (2,700,148)    1,571,768
                              =======  ======  =========   ======   =========    ===========  =============

[FN]
See accompanying notes to financial statements.