Form 10-Q
period 1996-03-31
MICRO GENERAL CORP
filed 1996-05-13
CIK 67383

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended :March 31, 1996

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

The number of shares outstanding of Common Stock, $.05 Par Value - 1,948,166 shares as of May 15, 1996.

                      MICRO GENERAL CORPORATION
                 FORM 10-Q - QUARTER ENDED MARCH 31, 1996
                            TABLE OF CONTENTS

  PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Balance Sheets -- March 31, 1996 and December 31, 1995

            Statements of Operations -- Three months ended March 31, 1996 and March 31, 1995.

            Statements of Cash Flows --Three months ended March 31, 1996 and March 31, 1995.

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

                      MICRO GENERAL CORPORATION
                            Balance Sheets
                 March 31, 1996 and December 31, 1995

                                                   March 31,
                                                     1996        December 31,
                                                 (unaudited)        1995
                                                 -----------     ------------
                      Assets
   Current assets:
      Cash                                       $   500,752     $     35,222
      Accounts and notes receivable, less
     	allowance for doubtful receivables and
	     sales returns of $50,109 at 3/31/96 and
      $46,594 at 12/31/95                            281,657          349,991
      Inventories (note 2)                         1,246,313        1,324,109
      Prepaid expenses and accrued interest          117,037          143,433
                                                 -----------     ------------
          Total current assets                     2,145,759        1,852,755

   Equipment and improvements, net (note 3)          174,208          193,691
   Other assets, net (note 4)                         31,210           37,822
                                                 -----------     ------------
                                                 $ 2,351,177     $  2,084,268
                                                 ===========     ============
          Liabilities and Stockholders' Equity:
   Current liabilities:
      Note payable to bank (note 6)              $   150,000     $    275,000
      Accounts payable                                65,693           51,278
      Accrued expenses                               196,515          164,545
      Deferred revenue                                56,182           21,677
                                                 -----------     ------------
             Total current liabilities               468,390          512,500

Stockholders' equity:
   Preferred stock, $.05 par value; 1,000,000
   shares authorized no shares issued and
   outstanding at 3/31/95 and 12/31/95.                   --               --

   Common stock, $.05 par value; 4,000,000 shares
   authorized 1,948,166 shares issued at 3/31/96
   and 1,888,166 shares at 12/31/95 (note 1)          97,408           97,408
   Additional paid-in capital                      4,174,508        4,174,508
   Accumulated deficits                           (2,389,129)      (2,700,148)
                                                 -----------     ------------
          Total stockholders' equity               1,882,787        1,571,768
                                                 -----------     ------------
                                                 $ 2,351,177     $  2,084,268
                                                 ===========     ============

See accompanying notes to financial statements.

                      MICRO GENERAL CORPORATION
                       Statements of Operations
     For the Three Months Ended March 31, 1996 and March 31, 1995
                             (Unaudited)
                                                     March 31,      March 31,
                                                       1996           1995
                                                   ------------   ------------
Revenues:
   Product sales, net of returns of $40,452 in
    1996 and $106,334 in 1995.                     $   319,341    $   557,279
   Service and rate revenues (note 7)                1,151,047      1,616,410
                                                   ------------   ------------
          Total revenues                             1,470,388      2,173,689

Cost of sales:
   Net product sales                                   318,869        499,979
   Service and rate revenues                           243,993        396,326
                                                   ------------   ------------
          Total cost of sales                          562,862        896,305
                                                   ------------   ------------
          Gross profit                                 907,526      1,277,384

Operating expenses:
   Selling, general and administrative                 435,715        484,488
   Engineering and development                         150,579        168,008
   Provision for doubtful receivables                    6,000          9,000
                                                   ------------   ------------
          Total operating expenses                     592,294        661,496
                                                   ------------   ------------
          Operating profit                             315,232        615,888

Interest income (expense), net                          (3,414)         4,044
                                                   ------------   ------------
          Income before income taxes                   311,818        619,932

Income taxes  (note 5)                                     800              0
                                                   ------------   ------------
          Net income                               $   311,018    $   619,932
                                                   ============   ============

Net income per common and common equivalent
share (note 1)                                     $      0.16    $      0.32
                                                   ============   ============
Weighted average shares outstanding (note 1)         1,948,166      1,922,166
                                                   ============   ============

See accompanying notes to financial statements.

                      MICRO GENERAL CORPORATION
                       Statements of Cash Flows
     For the Three Months Ended March 31, 1996 and March 31, 1995
                             (Unaudited)

                                                     March 31,      March 31,
                                                       1996           1995
                                                   ------------   ------------
Cash flows from operating activities:
   Net earnings                                    $   311,018    $   619,932
   Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                 27,112         25,346
          Provision for losses on accounts receivable
          and sales returns, net of write-offs           3,516          9,000
   Change in assets and liabilities:
       Decrease in accounts receivable                  64,818         23,497
       (Increase) decrease in inventories               77,796         55,851
       Decrease in prepaid expenses                     27,196        108,533
       Decrease in accounts payable                     14,604       (227,097)
       Increase (decrease) in deferred revenue          34,505        155,064
       Decrease in accrued expenses                     30,981         47,597
                                                   ------------   ------------
       Total adjustments                               280,528        197,791
                                                   ------------   ------------
          Net cash provided by operating activities    591,546        817,723

Cash flows used in investing activities--capital
   expenditures                                         (1,016)       (10,384)

Cash flows from financing activities:
   Common stock proceeds, net                                0         65,625
   Proceeds from note payable to bank                   25,000              0
   Repayment of note payable to bank                  (150,000)             0
                                                   ------------   ------------
       Net cash used by financing activities          (125,000)        65,625
                                                   ------------   ------------
Net increase in cash                                   465,530        872,964

Cash - beginning of year                                35,222        152,848
                                                   ------------   ------------
Cash - end of period                               $   500,752    $ 1,025,812
                                                   ============   ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                    $     3,414    $         0
                                                   ============   ============
       Income taxes                                $       800    $         0
                                                   ============   ============

   See accompanying notes to financial statements

NOTES TO THE FINANCIAL STATEMENTS

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

  The results of operations for the three months ended March 31, 1996, are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 1996.

     Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     Equipment and Improvements

  Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the equipment and improvements.

     Net Income (Per Common Share)

  Net income per common share is computed based on the weighted average of common shares outstanding. The potential exercise of stock options not included in the computation of net earnings per common share since the effect would be antidilutive for the periods presented.

     Income Taxes

  In February 1992, the Financial Accounting Standards Board issued Statement 109, "Accounting for Income Taxes"("SFAS 109"). Under the asset and liability method of Statement 109,deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     Financial Instruments

  The carrying amount of cash, accounts and notes receivable, prepaid expenses, other asses, accounts payable, accrued expenses, notes payable to bank and deferred revenue are measured at cost which approximates their fair value due to the short maturity of these instruments.

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

Note 2.   Inventories

  Inventories are comprised of the following at March 31, 1996 and December 31, 1995:

                                        March 31, 1996  December 31, 1995
         Parts & supplies                  $   822,788        $   919,459
         Purchased finished goods              394,386            372,763
         Consigned inventory                    29,139             31,887
                                           -----------        -----------
                                           $ 1,246,313        $ 1,324,109
                                           ===========        ===========
Note 3.  Equipment and Improvements

    Equipment and improvements are as follows at March 31, 1996 and December
       31, 1995:

                                         March 31, 1996  December 31, 1995
       Production equipment, tooling
         and construction in process       $    434,848        $   432,902
       Office furniture and
         equipment                              565,458            563,557
       Leasehold improvements                    27,776             30,606
                                           ------------        -----------
                                              1,028,082          1,027,065
       Less accumulated depreciation
         and amortization                       853,874            833,374
                                           ------------        -----------
                                            $   174,208        $   193,691
                                           ============        ===========
Note 4.  Other Assets

Other assets are as follows at March 31, 1996 and December 31, 1995:
                               Estimated
                               Useful Life       1996           1995
Excess cost of assets purchased
over fair market value          15 years       $232,531       $232,531
License rights                  10 years         41,382         41,382
Other intangible assets         15 years         23,388         23,388
                                               --------       --------
                                                297,301        297,301

Less accumulated amortization                   266,091        259,479
                                               --------       --------
                                               $ 31,210       $ 37,822
                                               ========       ========

Note 5.  Income Taxes

   Income tax for the three months ended March 31,1996 represents the state minimum tax.

   The expected income tax expense (benefit) computed by multiplying earnings
   (loss) before income tax expense by the statutory Federal income tax rate of 34% differs from the actual income tax expense as follows:

                                              March 31,      March 31,
                                                1996           1995

       Expected tax expense                  $  106,018    $   210,777
       Utilization of net operating
         loss carryforward                     (109,018)      (213,777)
       Nondeductible amortization of the
         excess cost of assets purchased
         over fair market value                   3,000          3,000
       State income taxes                           800              -
                                             -----------   -----------
                                             $      800    $         0
                                             ===========   ===========

   At both March 31, 1996 and December 31, 1995, the Company had available net operating loss carryforwards of approximately $1,839,000 and $217,000 for Federal and state income tax purposes, respectively. If not used to offset future taxable income, the net operating loss carryforwards will expire at various years through 2010. The Company also has investment tax credit and research and experimentation credit carryforwards aggregating approximately $85,000 which expire during the period 1996 to 2002.

Note 6.  Notes Payable

   The Company has a line of credit which is secured by substantially all of the Company's assets and could not exceed 70% of qualifying accounts receivable plus 40% of qualifying inventory up to a maximum credit line of $600,000. The interest rate on the line of credit was at the bank's prime rate plus 2.0%. At March 31, 1996 and December 31, 1995 the Company was either in compliance with all financial covenants or had obtained waivers of such covenants from the bank. The credit line expires July 31, 1996.

Note 7.  Commitments and Contingencies

   Non cancelable operating lease commitments consisted principally of the leases for the Company's manufacturing and administrative facility in California and the research and development facility in Connecticut through 1999. At March 31, 1996, the Company is committed to the following noncancelable operating lease payments:

           Year ending December
               1996(nine months)   $  102,000
               1997                   145,000
               1998                   124,000
               1999                    29,000
                                   ----------
                                   $  400,000
                                   ==========

   The Company has a license agreement with Pitney Bowes which enables the Company to manufacture and sell certain products. The license agreement expires in 2004. Annual expenses for the license agreement are minor.
   From time to time, the United State Postal Service ("USPS") and/or United Parcel Service ("UPS") change their rates. For a fee, the Company provides its customers with programmable memory chips with the new tariffs which can be inserted into the Company's products. In some instances, customers prepay a fee to the Company which assures they will receive new programmable memory chips for all rate changes which occur within a predetermined period. In other instances, customers incur a fee for each time they decide to procure a new programmable memory chip. The Company experienced a UPS rate change during the three months ended March 31, 1996 and March 31, 1995, and a USPS rate change during the three months ended March 31, 1996. Recorded revenues from rate changes totaled approximately $1,117,423 and $1,561,463 for the three months ended March 31, 1996 and March 31, 1995, respectively. Gross profit totaled $943,037 and $1,228,122 also for the same periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Total net product sales decreased $235,064 or 43% for the three months ended March 31, 1996 ("Q1 1996") compared to the three months ended March 31, 1995 ("Q1 1995") while service and rate change revenues decreased $468,237 or 29%. The decrease in net product sales is a mainly due to a decrease in the retail channel of $199,155 or 74% as compared to Q1 1995. Service and rate change revenue in Q1 1996 decreased $465,363 or 29% as compared to the prior year.
For Q1 1996 and Q1 1995, service and rate change revenues represented approximately 76% and 71% of total revenue, respectively. The decrease in rate change revenues for Q1 1996 as compared to Q1 1995, was primarily due to only a UPS rate change in Q1 1996 as compared to both a UPS and USPS rate change in Q1 1995. In Q1 1996 the decrease in the retail channel is a direct result of fewer orders by a major catalog wholesaler as compared to Q1 1995.
The Company is currently seeking other sources of retail distribution to increase sales in this channel. The dealer channel sales also decreased in
Q1 1996 as compared to the prior year.  This is primarily the result of
United Parcel Services activities to provide free equipment to a large portion of the Company's customer target market for shipping room manifest systems.
The Company is continuing its efforts to add products through outside distribution agreements as well as through its own research and development efforts. The EAGLE BEST RATE SHIPPER was introduced in March 1996 to expand the product offering in the computer manifest market.
    Q1 1996 cost of sales for product sales decreased $181,110 or 36% as compared to the same period in 1995. The decrease was due to a change in product mix and a decrease in overall product sales. The Q1 1996 service and rate change revenue costs decreased $152,333 or 38% as compared to the same period in 1995. The cost of goods decrease is due to a decrease in service and rate change revenues for the same period.
    Gross margin Q1 1996 was 62% compared to 59% for the same period the prior year. This increase in the gross margin due to lower cost of goods for rate change products.
    Operating expenses of the Company in Q1 1996 of $592,294 showed a 10%
decrease as compared to Q1 1995.   This decrease is a result of a 10%
decrease in both selling, general and administrative and engineering and development expense due to cost controls and restructuring of the Company.
While expenses are expected to remain relatively constant in the selling, general and administrative departments, expenses will be increase in the research and development areas as the Company increases activity to support new products for the dealer channel and further development the Company's postage meter project.
    The decrease in Q1 1996 net earnings of $308,914 or 50% as compared to the same period in 1995, is primarily a result of the decrease in rate change revenue described above.

Financial Condition, Liquidity and Capital Resources

    The Company's ability to generate cash depends on rate change revenue, the sale of inventory and collection of accounts receivable. The Company's March 31, 1996 cash balance increased $465,530 from December 31, 1995. The increase is primarily attributable to the cash generated from prepaid rate change revenue derived from the UPS rate change effective February 1995. The Company's
March 31, 1996 net accounts receivable balance decreased $68,334 or 20% from December 31, 1995 levels. This decrease is due to a decrease in product sales for the Q1 1996 period.
   Working capital was $1,677,369 at March 31, 1996 as compared to $1,340,255 at December 31, 1995. The Company's current ratio at March 31, 1996 was 4.6 as compared to 3.6 at December 31, 1995. This change is a result of higher cash balances at March 31, 1996 due to the Q1 1996 rate changes and lower liabilities at March 31, 1996 which is due to a decrease in notes payable to bank. The Company expects to completely retire the debt to the bank by June 30, 1996.
    The Company's total inventories decreased 77,796 or 6% at March 31, 1996 as compared to December 31, 1995 was due mainly to shipments of rate change chips which had been accumulated in inventory at December 31, 1995.
    The Company has available liquidity through a line of credit agreement with a bank (See note 6, of Notes to the Financial Statements). The availability is based upon certain qualified accounts receivable and inventory balances with maximum availability of $600,000. At March 31, 1996, of the $600,000 available, $150,000 was outstanding on the line of credit while at December 31, 1995, $275,000 was outstanding. The line of credit expires July 31, 1996. It is the Company's belief that through cash flow from operations, replacement of its current credit facility, or other sources of available financing, adequate liquidity will be available through the remainder of 1996. The Company is considering its options with respect to equity and/or debt financing to fund the Company's ongoing postage meter research and development efforts. At
March 31, 1996 and December 31, 1995, the Company was in compliance with all financial covenants associated with the line of credit agreement or has obtained waivers.
    The Company's Q1 1996, current liabilities have decreased 9% compared to the December 31, 1995 balances. This is associated with a decrease in the Company's note payable to bank as compared to the December 31, 1995 balance.
    The Company's investment in capital expenditures during Q1 1996 were not material.
    The Company does not engage in any off balance sheet financing.

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

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
 a. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K):
      11. Computation of earnings (loss) per share is not provided as the calculation can be clearly determined from the material contained in
           Item 1 of Part I.
 b. The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

PART II - SIGNATURES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MICRO GENERAL CORPORATION

Date:  May 13, 1996                  /s/   Thomas E. Pistilli
                                     -------------------------
                                     Thomas E. Pistilli
                                     President
                                     Chief Executive Officer
                                     Chief Financial Officer


                                     /s/ Linda I. Morton
                                     -------------------------
                                     Linda I. Morton
                                     Controller