Form 10-Q
period 1996-06-30
MICRO GENERAL CORP
filed 1996-08-13
CIK 67383

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

    	  For quarterly period ended :June 30, 1996

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

The number of shares outstanding of Common Stock, $.05 Par Value - 1,948,166 shares as of June 30, 1996.

                           MICRO GENERAL CORPORATION
                   FORM 10-Q - QUARTER ENDED JUNE 30, 1996
                               TABLE OF CONTENTS

  PART I. FINANCIAL INFORMATION                              Page

  Item 1.   Financial Statements.

            Balance Sheets -- June 30, 1996 and
           	December 31, 1995                              			 2

            Statements of Operations -- Three months ended
            	June 30, 1996 and June 30, 1995.	               	 3

            Statements of Operations -- Six months ended
            	June 30, 1996 and June 30, 1995.		                4

            Statements of Cash Flows -- Six months ended
            	June 30, 1996 and June 30,  1995.	              	 5

            Notes to Financial Statements	                   		6

  Item 2.   Management's Discussion and Analysis of Financial
           		Condition and Results of Operations.	           	11

  PART II.  OTHER INFORMATION

  Item 4.   Submission of Matters to Vote of Security Holders	14

  Item 5.   Other Information				                            	14

  Item 6.   Exhibits and Reports on Form 8-K.		              	14

  SIGNATURES		                                           					15


  All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

                          MICRO GENERAL CORPORATION
                              Balance Sheets
                    June 30, 1996 and December 31, 1995
                                                      June 30,
                                                       1996       December 31,
                                                    (unaudited)      1995
                                                   ------------  -------------
                     Assets
   Current assets:
      Cash                                           $  145,216   $   35,222
      Accounts and notes receivable, less allowance
      for doubtful receivables and sales returns of
      $38,500 at 6/30/96 and $46,594 at 12/31/95        221,841      349,991
      Inventories (note 2)                            1,198,843    1,324,109
      Prepaid expenses and accrued interest             164,164      143,433
                                                     -----------  -----------
          Total current assets                        1,730,064    1,852,755

   Equipment and improvements, net (note 3)             166,909      193,691
   Other assets, net (note 4)                            24,598       37,822
                                                     -----------  -----------
                                                     $1,921,571   $2,084,268
                                                     ===========  ===========
          Liabilities and Stockholders' Equity:
   Current liabilities:
      Note payable to bank (note 6)                  $  300,000   $  275,000
      Accounts payable                                   67,644       51,278
      Accrued expenses                                  168,358      164,545
      Deferred revenue                                   38,505       21,677
                                                     -----------  -----------
          Total current liabilities                     574,507      512,500
                                                     -----------  -----------
Stockholders' equity:
   Preferred stock, $.05 par value; 1,000,000 shares
      authorized no shares issued and outstanding at
      6/30/96 and 12/31/95.                                  --           --

   Common stock, $.05 par value; 10,000,000 shares
      authorized 1,948,166 shares issued at 6/30/96
      and 1,948,166 shares at 12/31/95 (note 1)          97,408        97,408
   Additional paid-in capital                         4,174,508     4,174,508
   Accumulated deficit                               (2,924,852)   (2,700,148)
                                                     -----------   -----------
          Total stockholders' equity                  1,347,064     1,571,768
                                                     -----------   -----------
                                                     $1,921,571    $2,084,268
                                                     ===========   ===========

     See accompanying notes to financial statements.

                         MICRO GENERAL CORPORATION
                         Statements of Operations
        For the Three Months Ended June 30, 1996 and June 30, 1995
                                (Unaudited)
                                                       June 30,     June 30,
                                                         1996         1995
                                                     -----------   -----------
Revenues:
   Product sales, net of returns of $42,676 in 1996
      and $103,544 in 1995                           $  223,865    $  411,713
   Service and rate revenues                             40,409       253,283
                                                     -----------   -----------
          Total revenues                                264,274       664,996

Cost of sales:
   Net product sales                                    253,557       298,015
   Service and rate revenues                             43,334        80,657
                                                     -----------   -----------
          Total cost of sales                           296,891       378,672
                                                     -----------   -----------
          Gross profit (loss)                           (32,617)      286,324

Operating expenses:
   Selling, general and administrative                  350,442       411,375
   Engineering                                           19,861        91,151
   Research and development                             124,012       108,013
   Provision for doubtful receivables                     4,000         4,000
                                                     -----------   -----------
          Total operating expenses                      498,315       614,539

          Operating (loss)                             (530,932)     (328,215)

Interest income (expense), net                           (4,792)          793
                                                     -----------   -----------
          Loss before income taxes                     (535,724)     (327,422)

Income taxes  (note 5)                                        0             0
                                                     -----------   -----------
          Net loss                                   $ (535,724)   $ (327,422)
                                                     ===========   ===========

Net income per common and common equivalent share
   (note 1)                                          $    (0.27)   $    (0.17)
                                                     ===========   ===========
Weighted average shares outstanding (note 1)          1,948,166     1,948,166
                                                     ===========   ===========

     See accompanying notes to financial statements.

                         MICRO GENERAL CORPORATION
                         Statements of Operations
         For the Six Months Ended June 30, 1996 and June 30, 1995
                                (Unaudited)
                                                       June 30,      June 30,
                                                         1996          1995
                                                     -----------   ----------
Revenues:
   Product sales, net of returns of $83,126
   in 1996 and $209,878 in 1995                      $  541,975    $  964,886
   Service and rate revenues                          1,192,687     1,873,798
                                                     -----------   -----------
          Total revenues                              1,734,662     2,838,684

Cost of sales:
   Net product sales                                    572,426       797,993
   Service and rate revenues                            287,326       476,983
                                                     -----------   -----------
          Total cost of sales                           859,752     1,274,976
                                                     -----------   -----------
          Gross profit                                  874,910     1,563,708

Operating expenses:
   Selling, general and administrative                  786,159       895,863
   Engineering                                           35,624       212,478
   Research and development                             258,826       154,693
   Provision for doubtful receivables                    10,000        13,000
                                                     -----------   -----------
          Total operating expenses                    1,090,609     1,276,034
                                                     -----------   -----------
          Operating profit (loss)                      (215,699)      287,674

Interest income (expense), net                           (8,205)        4,837
                                                     -----------   -----------
          Income (loss) before income taxes            (223,904)      292,511

Income taxes  (note 5)                                      800             0
                                                     -----------   -----------
          Net income (loss)                          $ (224,704)   $  292,511
                                                     ===========   ===========

Net income per common and common equivalent
   share (note 1)                                    $    (0.12)   $     0.15
                                                     ===========   ===========
Weighted average shares outstanding (note 1)          1,948,166     1,935,238
                                                     ===========   ===========

     See accompanying notes to financial statements.

                         MICRO GENERAL CORPORATION
                         Statements of Cash Flows
        For the Six Months Ended June 30,  1996 and June 30,  1995
                                (Unaudited)
                                                       June 30,     June 30,
                                                         1996         1995
                                                     -----------   -----------
Cash flows from operating activities:
   Net earnings (loss)                               $ (224,704)   $  292,511
   Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                  41,473        49,002
          Provision for losses on accounts receivable
          and sales returns, net of write-offs           (8,094)       12,817
   Change in assets and liabilities:
       Decrease in accounts receivable                  136,243       221,492
       Decrease in inventories                          125,266         3,062
       (Increase) decrease in prepaid expenses          (19,931)       12,019
       Increase (decrease) in accounts payable           16,555      (223,704)
       Increase (decrease) in deferred revenue           16,828        (8,973)
       Increase in accrued expenses                       2,823         3,423
                                                     -----------   -----------
       Total adjustments                                311,163        69,138

          Net cash provided by operating activities      86,459       361,649

Cash flows used in investing activities--capital
   expenditures                                          (1,465)      (39,510)

Cash flows from financing activities:
   Common stock proceeds, net                                 0        65,625
   Proceeds from note payable to bank                   175,000             0
   Repayment of note payable to bank                   (150,000)            0
                                                     -----------   -----------
       Net cash provided by financing activities         25,000        65,625
                                                     -----------   -----------
Net increase in cash                                    109,994       387,764

Cash - beginning of year                                 35,222       152,848
                                                     -----------   -----------
Cash - end of period                                 $  145,216    $  540,612
                                                     ===========   ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                      $    8,205    $        0
                                                     ===========   ===========
       Income taxes                                  $      800    $        0
                                                     ===========   ===========

   See accompanying notes to financial statements

MICRO GENRAL CORPORATION
FORM 10-Q - QUARTER ENDED JUNE 30, 1996
NOTES TO FINANCIAL STATEMENTS

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

     The results of operations for the three months and six months ended June 30, 1996, are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 1996.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     Equipment and Improvements

     Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the equipment and improvements.

     Net Income (Per Common Share)

     Net income per common share is computed based on weighted average of common shares outstanding. The potential exercise of stock options is not included in the computation of net earnings per common share since the effect would be less than 3% for the periods presented.

     Income Taxes

     The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109 ("Statement 109"), "Accounting for Income Taxes." Statement 109 provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operation loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted. The cumulative effect on the adoption of Statement 109 was not material at June 30, 1996, nor to the results of operations for the year ended December 31, 1995.

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

     Rate change revenue

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

Note 2.   Inventories

     Inventories are comprised of the following at June 30, 1996 and December 31, 1995:

                                       June 30, 1996  December 31, 1995
                                       -------------  -----------------
         Parts & supplies               $   798,609         $  919,459
         Purchased finished goods           366,582            372,763
         Consigned inventory                 33,652             31,887
                                        -------------  -----------------
                                        $ 1,198,843         $1,324,109
                                        =============  =================

Note 3.  Equipment and Improvements

       Equipment and improvements are as follows at June 30, 1996 and December 31, 1995:

                                         June 30, 1996  December 31, 1995
                                         -------------  -----------------
       Production equipment, tooling
         and construction in process     $    434,848        $   432,902
       Office furniture and
         equipment                            557,165            563,557
       Leasehold improvements                  36,518             30,606
                                         -------------  -----------------
                                            1,028,531          1,027,065
       Less accumulated depreciation
         and amortization                     861,622            833,374
                                         -------------  -----------------
                                          $   166,909        $   193,691
                                         =============  =================

Note 4.  Other Assets

Other assets are as follows at June 30, 1996 and December 31, 1995:

                               Estimated
                               Useful Life     1996       1995
                               -----------   ---------  ---------
Excess cost of assets purchased
over fair market value           15 years    $232,531   $232,531
License rights                   10 years      41,382     41,382
Other intangible assets          15 years      23,388     23,388
                                             ---------  ---------
                                              297,301    297,301
Less accumulated amortization                 272,703    259,479
                                             ---------  ---------
                                             $ 24,598   $ 37,822
                                             =========  =========

Note 5.  Income Taxes

       Income tax for the three months ended June 30, 1996 represents the state of California minimum tax.

       The expected income tax expense (benefit) computed by multiplying earnings (loss) before income tax expense by the statutory Federal income tax rate of 34% differs from the actual income tax expense as follows:

                                             June 30,      June 30,
                                               1996          1995
                                           ------------  ------------
       Expected tax expense                $   (76,399)  $    99,454
       Utilization of net operating
         loss carryforward                      73,399      (102,454)
       Nondeductible amortization of the
         excess cost of assets purchased
         over fair market value                  3,000         3,000
       State income taxes                          800             -
                                           ------------  ------------
                                           $       800   $         0
                                           ============  ============

       At both June 30, 1996 and December 31, 1995, the Company had available net operating loss carryforwards of approximately $1,839,000 and $217,000 for Federal and state income tax purposes, respectively. If not used to offset future taxable income, the net operating loss carryforwards will expire at various years through 2010. The Company also has investment tax credit and research and experimentation credit carryforwards aggregating approximately $85,000 which expire during the period 1996 to 2002.

Note 6.  Notes Payable

       The Company had a line of credit which was secured by substantially all of the Company's assets and could not exceed 70% of qualifying accounts receivable plus 40% of qualifying inventory up to a maximum credit line of $600,000. The interest rate on the line of credit was at the bank's prime rate plus 2.0%. At June 30, 1996 and December 31, 1995 the Company was either in compliance with all financial covenants or had obtained waivers of such covenants from the bank. The credit line expired July 31, 1996. On August 1, 1996, the Company paid the outstanding amount due on the line of credit in full.

       On August 1, 1996, the Company entered into a $3 million financing agreement to provide additional funding primarily for the retirement of bank debt, operations, and to fund the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service proposed regulations. Two 9-1/2%, five-year convertible notes were issued, one in the amount of $1 million and one in the amount of $2 million, and are held by Fidelity National Financial, Inc., a Delaware corporation and thirty-eight (38%) percent holder of Micro General common stock and Dito Caree L.P. Holding, a Nevada corporation which owns five (5%) of the common stock of Micro General, respectively. Repayment of the notes is on an interest only basis for the first two years, with subsequent principal and interest payments for the remaining 3 years of the term. The Company can draw against the Notes in an amount up to $750,000 on a quarterly basis over the next twelve months commencing August 1, 1996, if in compliance with certain restrictive covenants. The debt, secured by the assets of the Company, can be converted into 1,344,438 shares of the Company's common stock at a range of $2.00 to $2.50 per share.

Note 7.  Commitments and Contingencies

       Noncancelable operating lease commitments consisted principally of the leases for the Company's manufacturing and administrative facility in California and it's research and development facility in Connecticut. At June 30, 1996, the Company is committed to the following noncancelable operating lease payments:

           Year ending December
               1996(six months)      68,000
               1997                 145,000
               1998                 124,000
               1999                  29,000
                                 ----------
                                 $  366,000
                                 ==========

       The Company has a license agreement with Pitney Bowes which enables the Company to manufacture and sell certain products. The license agreement expires in 2004. Annual expenses for the license agreement are minor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Total net product sales decreased $187,848 or 46% for the three months ended June 30, 1996 ("Q2 1996") compared to the three months ended June 30, 1995 ("Q2 1995") while service and rate change revenues decreased $212,874 or 84% for the same period. The decrease in net product sales is due to both a decrease in the retail channel of $53,642 or 58% and a decrease in the dealer channel of $134,206 or 42% as compared to Q2 1995. For Q2 1996 and Q2 1995, service and rate change revenues represented approximately 15% and 38% of total revenue, respectively.

    Total net product sales decreased $422,911 or 44% for the six months ended June 30, 1996 ("YTD 1996") compared to the six months ended June 30, 1995 ("YTD 1995") while service and rate change revenues decreased $681,111 or 36%. The decrease in net product sales is due to both a decrease in the retail channel of $252,797 or 70% and a decrease in the dealer channel of $170,114 or 28% as compared to YTD 1995. For YTD 1996 and YTD 1995, service and rate change revenues represented approximately 69% and 66% of total revenue, respectively. The decrease in rate change revenues for Q2 1996 and YTD 1996 as compared to the same period in 1995, was primarily due to only a UPS rate change in 1996 as compared to both a UPS and USPS rate change in 1995. The decrease in the retail channel is a direct result of fewer orders by a major catalog wholesaler as compared to the prior period. The Company is continuing to seek other sources of retail distribution to increase sales in this channel. The dealer channel sales decrease continues to be the result of United Parcel Services activities to provide free equipment to a large portion of the Company's customer target market for shipping room manifest systems. The Company is continuing its efforts to add products through outside distribution agreements as well as through its own research and development efforts.

    Q2 1996 cost of sales for product sales decreased $83,805 or 39% as compared to the same period in 1995. YTD 1996 cost of sales for product sales decreased $215,265 or 41% as compared to the same period in 1995.
The decrease in both periods was due to a change in product mix and a decrease in overall product sales. The Q2 1996 service and rate change revenue costs decreased $39,090 or 47% as compared to the same period in 1995, while YTD 1996 service and rate change revenue costs decreased $193,564 or 40%. The cost of goods decrease is due to a decrease in service and rate change revenues for the same period.

    Gross margin YTD 1996 was 50% compared to 55% for the same period the prior year. This decrease in the gross margin is due to lower total product sales.

    Operating expenses of the Company in Q2 1996 of $503,107 showed a 18% decrease as compared to Q2 1995, while YTD 1996 operating expenses of $1,098,814 showed a 14% decrease as compared to the same period in 1995. This decrease is a result of a decrease in both selling, general and administrative, and engineering and development expense due to cost controls and restructuring of the Company. While expenses are expected to be reduced in the selling, general and administrative departments, expenses will be increased in the research and development areas as the Company increases activity to support new products for the dealer channel and further development of the Company's high-security postage meter project.

    The decrease in YTD 1996 net earnings of $517,215 or 177% as compared to the same period in 1995, is primarily a result of the decreases in both product sales and in rate change revenue described above and a significant
increase in research and development costs.   The loss experienced in the
second quarter is due to a decrease in product sales and reduced rate change revenue. Additionally, there was a significant increase in research and development expenses related to the Company's ongoing development of a series of postage meters designed to comply with the new USPS proposed regulations. A prototype of the Company's new high-level security postage meter is currently under development.

Financial Condition, Liquidity and Capital Resources

    The Company's ability to generate cash depends on rate change revenue, the sale of inventory and collection of accounts receivable. The Company's June 30, 1996 cash balance increased $145,216 from December 31, 1995. The increase is primarily attributable to the cash generated from amounts borrowed against the Company's line of credit. The Company's June 30, 1996 net accounts receivable balance decreased $128,150 or 37% from December 31, 1995 levels. This decrease is due to a decrease in product sales for the YTD 1996 period.

    Working capital was $1,155,557 at June 30, 1996 as compared to $1,340,255 at December 31, 1995. The Company's current ratio at June 30, 1996 was 3.0 as compared to 3.6 at December 31, 1995. This change is a result of lower accounts receivable balances at June 30, 1996 due to the lower YTD 1996 Company sales and slightly higher liabilities at June 30, 1996 which is due to an increase in notes payable to bank.

    The Company's total inventories decreased 125,266 or 9% at June 30, 1996 as compared to December 31, 1995. This decrease is due to product sales during the six months ended June 30, 1996.

    The Company had available liquidity through a line of credit agreement with a bank at June 30, 1996 (See note 6, of Notes to the Financial Statements). On August 1, 1996, the Company entered into a $3 million financing agreement to provide additional funding primarily for the retirement of bank debt, operations, and to fund the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service proposed regulations. Two 9-1/2%, five-year convertible notes were issued, one in the amount of $1 million and one in the amount of $2 million, and are held by Fidelity National Financial, Inc., a Delaware corporation and thirty-eight (38%) percent holder of Micro General common stock and Dito Caree L.P. Holding, a Nevada corporation which owns five (5%) of the common stock of Micro General, respectively. Repayment of the notes is on an interest only basis for the first two years, with subsequent principal and interest payments for the remaining 3 years of the term. The Company can draw against the Notes in an amount up to $750,000 on a quarterly basis over the next twelve months commencing August 1, 1996, if in compliance with certain restrictive covenants. The debt, secured by the assets of the Company, can be converted into 1,344,438 shares of the Company's common stock at a range of $2.00 to $2.50 per share.

    It is the Company's belief that through cash flow from operations and the aforementioned convertible notes, adequate liquidity will be available through the remainder of 1996. At June 30, 1996 and December 31, 1995, the Company was in compliance with all financial covenants associated with the line of credit agreement or has obtained waivers.

    The Company's YTD 1996, current liabilities have increased 12% compared to the December 31, 1995 balances. This is associated with an increase in the Company's note payable to bank as compared to the December 31, 1995 balance.

    The Company's investment in capital expenditures during six months ended June 30, 1996 were not material.

    The Company does not engage in any significant off balance sheet financing.

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

     a.   The Annual Meeting of Stockholders was held on May 21, 1996.

     b. Voting for the election of Directors at said meeting was duly and properly conducted by ballot. The following five persons were duly nominated, and each received the number of votes shown opposite his name and was elected a Director.

                                        For        Withheld
         Continuing
         John J. Cahill           1,675,927             332
         William P. Foley II      1,675,927             332
         George E. Olenik         1,675,927             332
         Thomas E. Pistilli       1,675,927             332
         Carl A. Strunk           1,675,927             332

    c. Voting on the proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue from 4,000,000 to 10,000,000. There were 1,639,189 votes cast for the proposal, 32,648 votes cast against the proposal, 422 abstentions, and 4,000 broker non-votes. The vote for the amendment constituted a majority of the shares outstanding and the amendment was therefore approved.

ITEM 5.  OTHER INFORMATION

       On August 1, 1996, the Company entered into a $3 million financing agreement to provide additional funding primarily for the retirement of bank debt, operations, and to fund the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service proposed regulations. Two 9-1/2%, five-year convertible notes were issued, one in the amount of $1 million and one in the amount of $2 million, and are held by Fidelity National Financial, Inc., a Delaware corporation and thirty-eight (38%) percent holder of Micro General common stock and Dito Caree L.P. Holding, a Nevada corporation which owns five (5%) of the common stock of Micro General, respectively. Repayment of the notes is on an interest only basis for the first two years, with subsequent principal and interest payments for the remaining 3 years of the term. The Company can draw against the Notes in an amount up to $750,000 on a quarterly basis over the next twelve months commencing August 1, 1996, if in compliance with certain restrictive covenants. The debt, secured by the assets of the Company, can be converted into 1,344,438 shares of the Company's common stock at a range of $2.00 to $2.50 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K):
       11. Computation of earnings (loss) per share is not provided as the calculation can be clearly determined from the material contained in Item 1 of Part I.

    b. The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

MICRO GENERAL CORPORATION
10-Q -- QUARTER ENDED JUNE 30, 1996
PART II - SIGNATURES

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MICRO GENERAL CORPORATION

Date:  August 13, 1996               /s/   Thomas E. Pistilli
                                     -------------------------------
                                     Thomas E. Pistilli
                                     President
                                     Chief Executive Officer
                                     Chief Financial Officer


                                     /s/ Linda I. Morton
                                     -------------------------------
                                     Linda I. Morton
                                     Controller