Form 10-Q
period 1996-09-30
MICRO GENERAL CORP
filed 1996-11-14
CIK 67383

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

    	    For quarterly period ended:  September 30, 1996

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

The number of shares outstanding of Common Stock, $.05 Par Value - 1,949,166 shares as of September 30, 1996.

                         MICRO GENERAL CORPORATION
                 FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1996
                               TABLE OF CONTENTS

  PART I. FINANCIAL INFORMATION                            	    Page

  Item 1.   Financial Statements.

            Balance Sheets -- September 30, 1996 and
   		          December 31, 1995                                	2

            Statements of Operations -- Three months ended
                  		September 30, 1996 and September 30,  1995.		3

            Statements of Operations --Nine months ended
                  		September 30, 1996 and September 30,  1995.		4

            Statements of Cash Flows --Nine months ended
                 		September 30,  1996 and September 30,  1995.		5

             Notes to Financial Statements                      	6

  Item 2.   Management's Discussion and Analysis of Financial
                      		Condition and Results of Operations.  			9

  PART II.  OTHER INFORMATION

   Item 5.   Other Information                                 	11

   Item 6.   Exhibits and Reports on Form 8-K.                 	11

   SIGNATURES                                                  	12


  All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

               				MICRO GENERAL CORPORATION
					                   Balance Sheets
			        September 30, 1996 and December 31, 1995

                                       								September 30,
								                                           1996       December 31,
                        				Assets            		(unaudited)        1995
                                       								------------   ------------
Current assets:
  Cash       		                              	  $  379,424     $    35,222
  Accounts and notes receivable, less allowance
   for doubtful receivables and sales returns
   of $40,709 at 9/30/96 and $46,594 at 12/31/95   123,056         349,991
  Inventories (note 2)                    				   1,132,891       1,324,109
   Prepaid expenses and accrued interest		         114,889         143,433
                                       								------------   ------------
     Total current assets	                 			   1,750,260       1,852,755
   Equipment and improvements, net (note 3)	       184,167         193,691
   Other assets, net (note 4)				                  197,857          37,822
							                                      	------------    ------------
							                                      	$  2,132,284    $  2,084,268
								                                      ============    ============
       Liabilities and Shareholders' Equity
Current liabilities:
   Note payable to bank				                 	$         --     $    275,000
   Accounts payable					                           46,475           51,278
   Accrued expenses					                          169,175          164,545
   Deferred revenue					                           55,087           21,677
								                                     ------------     ------------
      Total current liabilities                   270,737          512,500

Long term liabilities:
   Long term debt						                         1,000,000               --
								                                     ------------     ------------
Total liabilites						                          1,270,737          512,500

Shareholders' equity:
Preferred stock, $.05 par value; 1,000,000 shares
  authorized no shares issued and outstanding at
  9/30/96 and 12/31/95			                       			   --		             --
Common stock, $.05 par value; 10,000,000 shares
  authorized 1,949,166 shares issued at 9/30/96 and
  1,948,166 shares at 12/31/95(note 1)		          97,458           97,408
Additional paid-in capital				                 4,175,708        4,174,508
Accumulated deficit					                      (3,411,619)      (2,700,148)
								                                    ------------     ------------
     Total shareholders' equity			               861,547        1,571,768
							                                    	------------     ------------
								                                     $ 2,132,284	     $ 2,084,268
							                                    	============     ============
     See accompanying notes to financial statements.

				                  MICRO GENERAL CORPORATION
				                  Statements of Operations
    For the Three Months Ended September 30, 1996 and September 30, 1995
                             (unaudited)
							                                     September 30, 	September 30,
							                                          1996		        1995
						                                     	------------- 	-------------
Revenues:
  Product sales, net of returns of $67,440
    in 1996 and $84,144 in 1995		           $    146,334	 $    424,778
  Service and rate revenues			                    54,824	      322,385
							                                     -------------	 -------------
     Total revenues				                          201,158	      747,163
Cost of sales:
  Net product sales				                          223,884	      361,663
  Service and rate revenues			                    49,192	      107,802
                                    							-------------	 -------------
	Total cost of sales			                          273,076	      469,465
                                    							------------- 	-------------
	Gross profit (loss)			                          (71,918)      277,698

Operating expenses:
   Selling, general and administrative	          335,768	      403,624
   Engineering and development		                  59,589	      122,104
   Provision for doubtful receivables	             4,000 	     (42,000)
                                    							-------------	 ------------
	Total operating expenses		                      399,357 	     483,728
                                    							-------------	 ------------
		Operating loss			                             (471,275)     (206,030)
Interest income (expense), net		                 (15,491)	       6,100
                                     						-------------	 ------------
		Loss before income taxes 	                    (486,766)	    (199,930)
Income taxes  					                                   --	           --
                                    							-------------	 ------------
		Net loss			                              	$   (486,766)	$   (199,930)
                                    							=============	 ============
Net loss per common and common equivilant
  share (note 1)				                       	$      (0.25)	$      (0.10)
                                     						=============	 ============
Weighted average shares outstanding(note 1)    1,948,704	    1,948,166
                                    							=============	 ============
See accompanying notes to financial statements.

				                   MICRO GENERAL CORPORATION
				                   Statements of Operations
   For the Nine Months ended September 30, 1996 and September 30, 1995
					                       (unaudited)
							                                   September 30, 	September 30,
							                                      1996		         1995
                                  							 -------------	 ------------
Revenues:
   Product sales, net of returns of $150,384
  	in 1996 and	$381,291 in 1995	         	$    688,309  	$  1,389,666
   Service and rate revenues		 	             1,247,511	     2,196,181
                                  							------------- 	-------------
		Total revenues			                          1,935,820	     3,585,847
Cost of sales:
   Net product sales	                  			     796,310	     1,156,587
   Service and rate revenues			                336,519	       587,855
                                  							------------- 	-------------
		Total cost of sales		                      1,132,829 	   1,744,442
                                  							------------- 	-------------
	Gross profit				                              802,991	    1,841,405
Operating expenses:
   Selling, general and administrative	      1,121,927	    1,299,486
   Engineering and development		               354,039	      489,276
   Provision for doubtful receivables	          14,000 	     (29,000)
                                  							-------------	 ------------
	Total operating expenses		                  1,489,966	    1,759,762
                                  							-------------  ------------
	Operating profit (loss)			                   (686,975)	      81,643
Interest income (expense), net		               (23,696)	      10,937
                                  							-------------	 ------------
	Earnings (loss) before income taxes          (710,671)	      92,580
Income taxes  					                                800	           --
                                  							-------------	 ------------
	Net earnings (loss)		                   	$   (711,471)	$     92,580
                                   						=============	 ============
Net earnings (loss) per common and common
  equivilant share (note 1)		            	$      (0.37)	$       0.05
                                  							=============	 ============
Weighted average shares outstanding(note 1)  1,948,345	    1,939,595
                                  							=============	 ============
See accompanying notes to financial statements.

		               		MICRO GENERAL CORPORATION
               				Statements of Cash Flows
    For the Nine Months Ended September 30, 1996 and September 30, 1995
				                     (unaudited)

                                 								September 30, 	September 30,
                                   							     1996		      1995
                                 								------------- 	-------------
Cash flows from operating activities:
  Net earnings (loss)				                	$   (711,471)	$     92,580
  Adjustments to reconcile net earnings (loss)
 	 to net cash provided by (used in)operating
	  activities:
	  Depreciation and amortization			             64,379 	      76,611
  	Provision for losses on accounts receivable
	    and sales returns, net of write-offs	      (5,884)	     (29,814)
  Change in assets and liabilities:
    	Decrease in accounts receivable	    	     232,819 	     186,566
    	Decrease in inventories		          		     191,218 	      70,448
    	Decrease in prepaid expenses		      	      28,544 	     125,672
    	Decrease in accounts payable	      		      (3,815)	    (222,181)
	    Increase (decrease) in deferred rate
       revenue                                  33,410 	     (76,571)
    	Increase (decrease) in  accrued expenses	   3,641 	     (35,867)
                                 								  -----------	 ------------
       		Total adjustments		            		     544,312 	      94,864
                                   								----------- 	------------
  Net cash provided by (used in)
	operating activities				                     (167,159)	     187,444

  Cash flows used in investing activities--
	capital expenditures				                     (214,889)	     (91,746)

  Cash flows from financing activities:
  Common stock proceeds, net				                 1,250 	      65,625
  Proceeds from long term debt			            1,000,000 	          --
  Repayment of note payable to bank	          (275,000)	          --
                                  								------------  ------------
	Net cash used by financing activities	        726,250 	      65,625
                                 								 ------------	 ------------
	Net increase in cash				                      344,202 	     161,323

	Cash - beginning of year			                    35,222 	     152,848
                                  								------------	 ------------
	Cash - end of period			                 	$    379,424 	$    314,171
                                  								============	 ============

Supplemental disclosures of cash flow information:
	Cash paid during the period for:
		Interest		                           			$     23,696	 $        --
                                  								============	 ============
		Income Taxes				                        $        800	 $        --
                                  								============	 ============
See accompanying notes to financial statements.

NOTES TO THE FINANCIAL STATEMENTS

Note 1.   Operations and Summary of Significant Accounting Policies

     General

     The accompanying condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The condensed financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the information contained therein. All such adjustments are of a normal recurring nature. The condensed financial statements should be read in conjunction with the financial statements and notes thereto that are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the interim periods are not necessarily indicative of the results of the full fiscal year.

     This Quarterly Report on Form 10-Q contains forward looking statements, all of which are subject to risks and uncertainties. The Company's actual results may differ significantly from results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and those described in the Company's other filings with the Securities Exchange Commission.

     Net Income (Per Common Share)

     Net income per common share is computed based on weighted average of common shares outstanding. The potential exercise of stock options is not included in the computation of net earnings per common shares since the effect would be less than 3% for the periods presented.

Note 2.   Inventories

     Inventories are comprised of the following at September 30, 1996 and December 31, 1995:

                                    September 30, 1996  December 31, 1995
         Parts & supplies                  $   746,651          $ 919,459
         Purchased finished goods              355,732            372,763
         Consigned inventory                    30,508             31,887
                                   							 -----------	        ----------
                                            $1,132,891         $1,324,109
                                   							 ===========	        ==========

Note 3.  Equipment and Improvements

       Equipment and improvements are as follows at September 30, 1996 and December 31, 1995:

                                     September 30, 1996  December 31, 1995
       Production equipment, tooling
         and construction in process       $    448,462        $   432,902
       Office furniture and
         equipment                              576,269            563,557
       Leasehold improvements                    36,518             30,606
                                   							 ------------	       -----------
                                              1,061,249          1,027,065
       Less accumulated depreciation
         and amortization                       877,082            833,374
                                   							 ------------	       -----------
                                            $   184,167        $   193,691
                                   							 ============	       ===========
Note 4.  Other Assets

       Other assets are as follows at September 30, 1996 and December 31,
1995:
                               Estimated
                               Useful Life      1996           1995
Excess cost of assets purchased over
fair market value              15 years       $ 232,531      $ 232,531
License rights                 10 years          41,382         41,382
Other intangible assets        15 years          23,388         23,388
Loan costs                      5 years          50,000             --
Postage meter costs             3 years         130,705             --
                                   							    ---------	     ---------
                                                478,006        297,301
Less accumulated amortizati                     280,149        259,479
                                   							    ---------      ---------
                                              $ 197,857      $  37,822
                                   							    =========      =========

Note 5.  Notes Payable/Long Term Debt

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

       On August 1, 1996, the Company entered into a $3 million financing agreement to provide additional funding primarily for the retirement of bank debt, operations, and to fund the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service proposed regulations. Two 9-1/2%, five-year convertible notes were issued, one in the amount of $1 million and one in the amount of $2 million, and are held by Fidelity National Financial, Inc., a Delaware corporation and thirty-eight (38%) percent holder of Micro General common stock and Dito Caree L.P. Holding, a Nevada corporation which owns five (5%) of the common stock of Micro General, respectively. Repayment of the notes is on an interest only basis for the first two years, with principal and interest payments for the remaining 3 years of the term. The Company can draw against the Notes in aggregate amounts up to $750,000 per quarter over the twelve months commencing August 1, 1996, if in compliance with certain restrictive covenants. The debt, secured by the assets of the Company, can be converted into 1,344,438 shares of the Company's common stock at a range of $2.00 to $2.50 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Total net product sales decreased $278,444 or 66% for the three months ended September 30, 1996 ("Q3 1996") compared to the three months ended September 30, 1995 ("Q3 1995") while service and rate change revenues decreased $267,561 or 83% for the same period. The decrease in net product sales is due to both a decrease in the retail channel of $44,803 or 57% and a decrease in the dealer channel of $233,642 or 68% as compared to Q3 1995. For Q3 1996 and Q3 1995, service and rate change revenues
represented approximately 27% and 43% of total revenue, respectively.   The
decrease in service and rate revenues is due to the occurrence in Q3 1995 of a United States Postal Service ("USPS") rate change while in Q3 1996 no such rate change occurred.
    Total net product sales decreased $701,357 or 51% for the nine months ended September 30, 1996 ("YTD 1996") compared to the nine months ended September 30, 1995 ("YTD 1995") while service and rate change revenues decreased $948,670 or 43%. The decrease in net product sales is due to both a decrease in the retail channel of $297,599 or 68% and a decrease in the dealer channel of $403,757 or 43% as compared to YTD 1995. For YTD 1996 and YTD 1995, service and rate change revenues represented approximately 64% and 61% of total revenue, respectively. The decrease in rate change revenues YTD 1996 as compared to the same period in 1995, was primarily due to only a United Parcel Service ("UPS") rate change in 1996 as compared to both a UPS and two USPS rate changes in 1995. The decrease in the retail channel is a direct result of fewer orders by a major catalog wholesaler as compared to the prior period. The Company is continuing to seek other sources of retail distribution to increase sales in this channel. The dealer channel sales decrease continues to be the result of United Parcel Services activities to provide free equipment to a large portion of the Company's customer target market for shipping room manifest systems. The Company is continuing its efforts to add products through outside distribution agreements as well as through its own research and development efforts. A new scale which interfaces with a personal computer is scheduled for release in early 1997.
    Q3 1996 cost of sales for product sales decreased $137,779 or 38% as compared to the same period in 1995. YTD 1996 cost of sales for product sales decreased $360,277 or 31% as compared to the same period in 1995.
The decrease in both periods was due to a change in product mix and a decrease in overall product sales. The Q3 1996 service and rate change revenue costs decreased $58,610 or 54% as compared to the same period in 1995, while YTD 1996 service and rate change revenue costs decreased $251,336 or 43%. The cost of goods decrease is due to a decrease in service and rate change revenues for the same period.
    Gross margin YTD 1996 was 42% compared to 52% for the same period the prior year. This decrease in the gross margin is due to lower total product sales.
    Operating expenses of the Company in Q3 1996 of $399,357 showed a 17% decrease as compared to Q3 1995, while YTD 1996 operating expenses of $1,489,966 showed a 15% decrease as compared to the same period in 1995. This decrease is a result of a decrease in both selling, general and administrative expenses. While expenses are expected to be reduced in the selling, general and administrative departments, as a result of, layoffs and cost reductions, expenses will be increased in the research and development areas as the Company continues to increase activity to support new products for the dealer channel and further development of the Company's high-security postage meter project. The advanced stage of development on the Company's postage meter project allows for certain expenses to be capitalized in future periods. The product under development is expected to submitted for approval to the United States Postal Service near the end of the first quarter in 1997.

    The decrease in YTD 1996 net earnings of $804,051 or 869% as compared to the same period in 1995, is primarily a result of the decreases in both product sales and in rate change revenue described above and a significant
increase in research and development costs.   The loss experienced in the
third quarter is due to a decrease in product sales and reduced rate change revenue. Additionally, there was a significant increase in research and development expenses related to the Company's ongoing development of a series of postage meters designed to comply with the new USPS proposed regulations. Submission of the meter to the United States Postal Service is expected to occur in the first quarter of 1997.

Financial Condition, Liquidity and Capital Resources
    The Company's ability to generate cash depends on rate change revenue, long term debt, the sale of inventory and collection of accounts receivable. The Company's September 30, 1996 cash balance increased $344,202 from December 31, 1995. The increase is primarily attributable to the cash generated from amounts borrowed from the convertible notes signed August 1, 1996. At September 30, 1996, the Company had borrowed $1,000,000 from the convertible notes (see note 5). The Company's September 30, 1996 net accounts receivable balance decreased $226,935 or 65% from December 31, 1995 levels. This decrease is due to a decrease in product sales for the YTD 1996 period.
    Working capital was $1,479,523 at September 30, 1996 as compared to $1,340,255 at December 31, 1995. The Company's current ratio at September 30, 1996 was 6.5 as compared to 3.6 at December 31, 1995. This change is a result of a reduction in current liabilities at September 30, 1996 which is due to the retirement of the notes payable to bank.
    The Company's total inventories decreased 191,218 or 14% at September 30, 1996 as compared to December 31, 1995. This decrease is due to product sales during the nine months ended September 30, 1996.
    The Company has available liquidity through the two financing agreements entered into on August 1, 1996, to provide additional funding primarily for the retirement of bank debt, operations, and to fund the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service proposed regulations (see note 5).
    It is the Company's belief that through cash flow from the aforementioned convertible notes, adequate liquidity will be available through the remainder of 1996. At September 30, 1996 and December 31, 1995, the Company was in compliance with all financial covenants associated with the convertible notes.
    The Company's YTD 1996, current liabilities have decreased 47% compared to the December 31, 1995 balances. This is primarily with the retirement of the Company's note payable to bank on July 31, 1996.
    The Company's investment in capital expenditures during six months ended September 30, 1996 were not material. The Company's increase in other assets is a result of deferred research and development costs associated with the postage meter project. The postage meter which is in the final development stage, is projected to be submitted to the United States Postal Service in early 1997.
    The Company does not engage in any significant off balance sheet financing.

PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     a. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K):
          11. Computation of earnings (loss) per share is not provided as the calculation can be clearly determined from the material contained in Item 1 of Part I.
     b.   The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1996
PART II - SIGNATURES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1996              /s/   Thomas E. Pistilli
                                				 -------------------------
                                     Thomas E. Pistilli
                                     President
                                     Chief Executive Officer
                                     Chief Financial Officer


                                      /s/ Linda I. Morton
                              						 ------------------------
                                     Linda I. Morton
                                     Controller