Form 10-K
period 1996-12-31
MICRO GENERAL CORP
filed 1997-03-31
CIK 67383

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-K

           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1996  Commission File No.0-8358

                      MICRO GENERAL CORPORATION
        (Exact name of registrant as specified in its charter)

            DELAWARE                         95-2621545
     (State or other jurisdiction        (I.R.S. Employer
     of incorporation or organization)     Identification No.)

                        14711 Bentley Circle
                      Tustin, California 92780
         (Address of principal executive offices)(Zip Code)

Registrant's Telephone Number, Including Area Code: (714) 731-0557

  Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.05 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES   X     NO

     As of December 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,555,498.

     As of December 31, 1996, the registrant had 1,949,166 shares of common stock, $.05 par value outstanding.

     The information required by Part III (items 10,11,12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1997 annual meeting of shareholders which will be filed with the Securities and Exchange
Commission within 120 days after the close of the 1996 fiscal year.

                                PART I
Item 1.   BUSINESS

Introduction

     Micro General Corporation (the "Company") designs, markets and sells parcel shipping systems and electronic postal scales for use in shipping departments and office mailrooms. The Company earns revenues both from the initial sale of shipping systems and scales and from subsequent rate updates resulting from rate changes by the United States Postal Service ("USPS"), United Parcel Service ("UPS") and other parcel carriers (see the following "Rate Change Modifications" discussion). The Company's products reduce labor costs in shipping parcels and letters and, by consistent use of accurate weight and corresponding shipping or postage rates, can significantly reduce shipping and postage rate errors.
     The Company's products are programmed with the current shipping rates of USPS or UPS. The high-end models of the Company's parcel shipping systems and each of the Company's postal scale models also permit the customer to choose additional carriers' rates from the Company's rate library. The Company's ability to customize a shipping system or postal scale to include additional carriers' rates in accordance with each customer's shipping or mailing preferences permits the customer to choose the optimum carrier and class of service for a particular parcel or letter by quickly "rate shopping" between the standard shipping or postal rate of different carriers.

Development of the Company's Business

     In March 1981, the Company acquired all of the outstanding stock of Coda Enterprises, Inc., a California corporation ("CODA"). Since its 1978 inception, CODA had designed and manufactured an electronic postal scale and a piece-count scale and had sold those products under a private label contract with a distributor of mailroom equipment. In December 1981, CODA merged with the Company and the Company changed its name to Micro General Corporation. The Company has since redirected its resources to the development of its microprocessor-based parcel shipping systems and postal scales. In 1988, the Company reincorporated in Delaware.

Industry Overview

     Prior to 1956, the USPS provided the sole means of letter or parcel delivery throughout the United States. Currently many other companies such as UPS, FedEx and others, provide nationwide coverage in the package delivery business. There are currently more than 30 letter and parcel delivery companies which compete directly with the USPS. Additionally, deregulation of the airline and trucking industries has lessened certain prior barriers to reducing the cost of delivering letters and parcels by these particular modes of transportation.
     In order to provide reliable delivery information regarding the location of en-route parcels, parcels must be uniquely tagged so that package origin, destination, class of service and other data can be quickly read and input into the carrier's information system. The ability to produce this tag has created a significant potential opportunity for the Company within the mailing and shipping industry. Although carriers are currently investing in plant and equipment to automate the handling of parcels and letters, many of their customers still use hand ledgers, manual zip-to-zone charts, spring scales and other conventional mechanical equipment which lack the accurate weight/cost precision of the Company's family of microprocessor-based and computer-based products. These products also make data entry less difficult.
     The Company believes that the number of UPS and other parcel carrier users who might have a need for the Company's products represents a significant market.

Products and Markets

     The Company's family of microprocessor-based, computer-based parcel shipping systems and postal scales are as follows:

     Parcel Shipping Systems The Company believes its parcel shipping systems offer cost and productivity advantages over manual methods of parcel shipping recording for businesses which consistently use UPS, the USPS or other parcel carriers. First, the Company's parcel shipping systems automate transaction recording and label identification on a package-by-package basis. For example, a system's "manifest" printout, by itself, adequately documents parcel shipments for pickup, delivery and accurate
billing by a carrier.    Additionally, these systems allow the user
to determine the most economically acceptable method of shipment, to determine and apply the correct shipping charge, and to record data relevant to the transaction for use both by the shipper and the parcel carrier.
     The user places the parcel on the system's electronic scale platform (which has a maximum rating of 150 pounds), then enters the desired carrier and class of service and the parcel's destination zip code. Each entry is accomplished by pushing a single, clearly identified button. The user can instantly display the rates for alternative carriers and classes of service by depressing a single key for each such inquiry. When a carrier and class of service have been selected, the user enters a package identification number and, with a single keystroke, prints the shipping label. Simultaneously, the transaction is automatically entered into a computerized memory which both the carrier and the shipper's accounting department can access.
      The suggested retail prices for the Company's parcel shipping systems range from $795 to $3,000, excluding options.

     Computer-based Shipping Systems The Company currently offers computer software and "turn-key" systems for shipping and warehouse automation. The software programs include many of the standard features already found in the Company's parcel shipping systems. The software programs have the ability to take advantage of all of the carriers now offered with the Company's other products. The suggested retail prices for the Company's software programs, which can be sold with or without equipment, range from $1,195 to $5,000, excluding options.

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

     Rate Change Modifications Currently, the Company maintains a rate library containing rate information for most national and regional parcel carriers. The Company updates this library whenever a carrier's rate change occurs.
     Modifying the Company's units in the field to reflect rate changes by the USPS, UPS or other carriers in the Company's rate library is done by inserting programmable read-only memory chips ("PROMS") into designated slots in the Company's parcel shipping systems and postal scales or via floppy disk updates for computer-based systems. The Company generally charges a fee for each new PROM or disk it provides. Alternatively, the Company will, for a one-time fee, provide updated rate PROMS as required for a specified period of time. As the Company's installed unit base grows, potential revenues associated with rate changes represent a significant source of revenue and profit for the Company. PROMS related to rate changes are sold both to dealers and directly by the Company for its installed customer base. For each rate PROM sold to an end-user customer, a percentage of the purchase price is generally credited to the dealer that originally sold the system to the customer, provided that the dealer is still an authorized Company dealer. No such allowances are paid where sales of the underlying equipment were not through dealers.

Marketing, Sales, Warranties and Customers

     Marketing and Sales The Company's strategy is to select market niches in which its technology provides price and/or performance advantages over products offered by the market leaders. The Company's position is primarily in software, but the unique appearance, functionality and built in "ease of use" of its products are also considered to be significant competitive
advantages.   With the increase of UPS owned equipment and free
software available to the customers, the Company seeks new products to replace the customers lost to UPS equipment.
     The Company sells its dealer products through a network of more than 140 dealers located throughout the United States and Canada, although approximately 30 dealers account for the majority of the Company's sales. The Company believes the loss of any particular dealer would not have a material adverse effect on the Company's operating results. All dealer orders accepted by the Company are shipped and invoiced to dealers at discounts from the Company's suggested retail list price. The Company's normal sales terms to its qualified dealers are net 30 days from invoice date. Company sales are generally final and are supported by a Company-issued order entry acknowledgment which specifies all terms and conditions of the contracted sales transaction. However, in addition to any product returns resulting from product defects, the Company is obligated under some of its dealer agreements to accept the return of unopened inventory from terminated dealers (subject to a restocking fee). The Company, at its discretion, periodically permits dealers to return products for credit or exchange (subject to a restocking fee in most cases) due to dealers' lost sales or dealers' errors in ordering or evaluating end-user customer needs. Returns as a percentage of product sales for 1996, 1995, and 1994, were 19%, 16%, and 12%, respectively. The Company believes that the allowance for sales returns at December 31, 1996 and December 31, 1995, is adequate in light of historical experience.
     The Company typically experiences significantly higher revenues in the first quarter of each year, which is attributable to the sales of carrier rate changes. When a USPS or UPS rate change occurs many product users update their machines with new rates which provides significant rate change revenues to the Company.
     A comparison of first quarter sales in the last 3 years in relation to annual sales is as follows:

                 1st Quarter         Annual Sales   %
     1996        $1,470,389          $2,155,378     68%
     1995        $2,173,689          $4,041,921     54%
     1994        $1,844,557          $4,768,548     39%

  Even though history has shown that the carrier rate changes traditionally have occurred in the first quarter, the Company believes this should not be included as a seasonal impact. There can be no assurance as to the timing of future rate changes.
  In 1990, the Company established a network of manufacturer's representatives to sell the retail products to stationary stores, direct mail houses, wholesalers and office product resellers. This portion of the business in 1996, 1995 and 1994 represents 20%, 29% and 24% of the Company's total product sales, respectively.

  Warranties Individual dealers have responsibility for installation and service of the Company's products. The Company's distributed products are sold with a 90-day warranty on material and labor. The Company bears the costs incurred in providing such in-warranty repairs. The Company invoices the dealers on a time and materials basis for out-of-warranty repairs performed by the Company. In 1996, 1995, and 1994 the Company's costs to perform both in-warranty and out-of-warranty repairs, in the aggregates were 8%, 13%, and 11%, respectively, of total product sales.

  Customers As of December 31, 1996, the Company estimates it had an aggregate installed base of approximately 20,000 parcel shipping systems, postal scales and piece count scales. Moreover, no individual dealer accounted for more than 10% of the Company's 1996 total net revenues.

  Backlog The Company typically enters facsimile orders from its dealers, considers these orders part of backlog, and schedules delivery for a date within 10 days from receipt of the order. Subsequent confirmation through a written purchase order is normally obtained. On a monthly basis, the Company generates a listing of scheduled and confirmed backlog. Backlog cancellations have historically been nominal. The backlog at December 31, 1996, is not material.

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

Distribution
  In recent years, the Company has increased the purchasing of completed units manufactured outside the United States. The foreign manufacturers take advantage of the tooling put in place by the Company, in order to provide the Company with parts for its
specialized needs.    In the fourth quarter of 1995, the Company
resumed manufacturing in its California facility to improve quality and reduce costs on its larger model scales.
  Finished product quality inspection and final testing is performed prior to shipment by Company personnel at the Company's Tustin, California facility.

Engineering and Development
  For the years ended December 31, 1996, 1995, and 1994, the Company's expenditures for engineering, research and development approximated $556,000, $638,000, and $415,000, respectively. In May 1995, the engineering department was moved to the Company's facility in Oxford, Connecticut. The Company's 1996 engineering, research and development activities included the UPS rate changes in the first quarter of 1996. A new multi-carrier computer-based product, The Eagle Best Rate Shipper, was designed in 1995 and was released in May 1996. The postage meter development project, started in 1995, is continuing and is designed to comply with changing U.S. Postal regulations is scheduled for submission to the United States Postal service for approval during the second fiscal quarter of 1997. Product release of the Company's postage meter is targeted for the end of 1997. It has been reported, in various publications, that the U.S. Postal Service has announced the decertification of all mechanical postage meters in the U.S. with the phase-out period to be completed by March 1999. It is estimated that 774,000 meters are affected by this anticipated
ruling.   This ruling provides the Company with an opportunity to
enter a major new market. Submission for approval to the U.S. Postal Service of the Company's first postage meter is expected by mid-1997.



Patents and Licenses
  The Company has federally registered the trademarks "CODA",
"MAILMATE ", "PC SHIPMATE ", "SMART METER ", "SMART LABEL , "SHIP
SAVER ", "SHIPMATE ", "SHIP MASTER ", "SHIP-EASY", "SHIP
COMMANDER ", and "Eagle Best Rate Shipper".    During 1996 the Company
has applied for several patents which pertain to the postage meter project.


Employees
  As of December 31, 1996, the Company employed 28 people. The Company's employees are not represented by a labor union and it has experienced no work stoppages. The Company believes that its employee relations are good. The Company augments its work force with temporary staff during periods of rate change shipments.

Item 2.  PROPERTIES

  During 1996, the Company's executive office, distribution and service facility consisted of a 18,550 square feet in a building located in Santa Ana, California. The Company has leased this facility until the year 1999. In January 1997, the Company sub-leased its Santa Ana facility and relocated to a new site in Tustin, California. The Tustin facility consists of 7,711 square feet. This facility has been leased until the year 2000. In April 1995, the Company entered into a three-year lease for a 5,000 square foot research and development office in Oxford, Connecticut, which currently houses engineering, research and development, technical service and customer service.

Item 3.  LEGAL PROCEEDINGS

  The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

Executive Officers of the Registrant

  The following sets forth the name, age and offices presently held by the Company's executive officers:

Thomas E. Pistilli . . . .  54       President, Chief Executive Officer,
                                     Chief Financial Officer and Director

John J. Horbal . . . . . . .59       Vice President - Engineering

Linda I. Morton. . . . . . .44       Corporate Secretary and Controller

Robert F. Baker. . . . . . .49       Vice President - Sales

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

ROBERT F. BAKER
  Mr. Baker joined the Company as Vice President - Sales in
January 1997. Prior to joining the Company, Mr. Baker was a Vice-President with Better Homes and Gardens Real Estate since 1989.
Mr. Baker also served in various senior sales management positions with ASCOM/HASLER, Scriptomatic and Pitney Bowes.

                                PART II

Item 5.             MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

Principal Market and Prices

  During 1996, the Company's common stock was traded on the over-the-counter market on NASDAQ under the symbol MGEN. On January 10, 1997, the Company elected to have its common stock delisted form the Nasdaq SmallCap Market . The stock is now listed on the OTC Bulletin Board . The following table sets forth the range of high and low closing bid quotations per share of the Company's common stock for the fiscal quarters indicated as reported by the NASD on its monthly statistical reports. Such prices represent interdealer quotations without adjustment for retail markup, markdown, or commission and do not necessarily represent actual transactions.

Fiscal Quarters                                  Bid Price
                                             High           Low
  Year Ended December 31, 1996
    First Quarter  . . . . . .            $  3.50            1.50
    Second Quarter . . . . . .               3.25            2.00
    Third Quarter. . . . . . .               3.38            2.00
    Fourth Quarter . . . . . .               2.63            1.63

  Year Ended December 31, 1995
    First Quarter  . . . . . .            $  2.50            2.00
    Second Quarter . . . . . .               2.63            2.25
    Third Quarter. . . . . . .               2.38            1.75
    Fourth Quarter . . . . . .               1.75            1.50


Number of Common Shareholders

  The number of shareholders of record of the Company's common stock at December 31, 1996 was 602.

Dividends

  The Company intends to continue its policy of retaining all earnings for reinvestment in the business operations of the Company. Under Delaware law, the Company's Board of Directors may declare and pay dividends on its outstanding shares in cash or property only out of the unreserved and unrestricted earned surplus. The Company has an accumulated deficit of $3,882,314, as of December 31, 1996 and accordingly, Delaware law prohibits the Company from paying cash dividends except to the extent that the Company has net profits in any fiscal year or the preceding fiscal year. There were no accumulated dividends as of December 31, 1996.

Item 6.  SELECTED FINANCIAL DATA

  The following table summarizes selected financial data. This data is derived from and qualified in its entirety by the more detailed financial statements included elsewhere herein.


                             Year Ended
                   (in thousands, except per share
                                data)
                   12/31/96  12/31/95  12/31/94  12/31/93  12/31/92
Net Product Sales  $    834  $  1,743  $  2,710  $  3,104  $  2,525
Service and
Rate Change Revenue   1,321     2,299     2,059     1,950     1,944
                   --------  --------  --------   -------   -------
Total Revenues        2,155     4,042     4,769     5,054     4,469

Cost of Sales         1,399     1,937     2,863     2,864     2,579
                   --------  --------  --------   -------   -------
Gross Profit            756     2,105     1,906     2,190     1,890
                   --------  --------  --------   -------   -------
Net Earnings (Loss)$ (1,182) $   (230) $   (297)  $   375   $    .5
                   --------  --------  --------   -------   -------

Net Earnings (Loss)
Per Share          $  (0.61) $  (0.12) $  (0.16)  $  0.20   $  0.00
                   --------  --------  --------   -------   -------
Weighted Average Number
of Shares Used in
Computation*      1,948,541 1,940,666 1,883,876 1,882,240 1,882,240
  ___________________________
 *Per share computations are based on the weighted average number of shares outstanding. The shares issuable upon exercise of stock options and other common stock equivalents have not been included in the computations of net earnings (loss) per share during any of the periods because the effect would have been antidilutive. All share and per share data for 1992 has been restated for the 1 for
5 reverse stock split which became effective December 31, 1992.

                             Year Ended
                           (in thousands)
                  12/31/96  12/31/95  12/31/94  12/31/93  12/31/92
Working Capital    $ 1,363   $ 1,340   $ 1,512   $ 1,778   $ 1,338
Total Assets         2,190     2,084     2,420     2,575     2,052
Shareholders' Equity   391     1,572     1,736     2,027     1,652

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

A. Comparison of Fiscal 1996 and Fiscal 1995
     Total revenue for the Company in 1996 decreased $1,886,543 or 47% compared to the same period in 1995. The overall decrease is a combination of a decrease in product sales of $561,572 or 46% in the dealer channel and $346,762 or 68% in the retail channel, a decrease in service revenue of $75,025 or 45%, and a decrease in rate change revenue of $903,184 or 42%. The decline of sales in the retail channel is a result of a consolidation of various superstores and catalogue houses who have exclusive arrangements with one large-scale supplier. The decrease in the dealer channel is primarily the result of continued pressure on the manifest industry by United Parcel Service and other carriers who provide free software and equipment to customers. The decrease in the rate change revenue is a result of only a single UPS rate change in February 1996 versus both a UPS and USPS rate change in both January and August 1995. The Company is continuing to develop new products for the dealer channel. The introduction in May 1996 of a low priced computer-based software program "The Eagle-Best Rate Shipper" along with the retail version, "The Eagle Parcel Center 2000" in early 1997 is expected to increase sales volume as the dealers become more acclimated and better trained to market this product.

     Cost of sales for product sales decreased 341,099 or 25%. The service and rate change revenue costs decreased $197,769 or 34% as compared to the same period in 1995. The decrease is due to lower sales and a reduction in other product costs.

     Gross margin overall decreased 64% for the year ended December 31,1996 as compared to the prior year. The primary reason was attributable to lower product sales with a 43% decrease in gross margin compared to 1995.

     Operating expenses for the Company in 1996 decreased $458,195 or 20% as compared to the prior year. The decrease is a result of a number of factors including the reduction in the sales, marketing and general and administrative expense of $215,097 or 13% and a decrease in engineering and development expense of $81,336 and the capitalization of $146,198 of research and development expense relating to the postage meter project. The provision for doubtful receivables decreased $15,564 as compared to 1995.

     Interest expense for the Company in 1996 increased $54,538 as compared to the prior year. This increase is due to the interest associated with convertible notes signed August 1, 1996(see note
7).

     The net loss of $1,182,166 is $952,514 or 415% higher than the prior year. The loss is primarily attributable to lower rate change revenue for 1996 due to only one rate change versus two in 1995. The decline in profit, due to lower sales revenue, was partially offset by lower operating expenses and capitalized research and development. The profit associated with one rate change is approximately $700,000.

B. Comparison of Fiscal 1995 and Fiscal 1994.
     Total revenue for the Company in 1995 decreased $726,627 or 15% compared to the same period in 1994. The overall decrease is a combination of a decrease in product sales of $825,210 or 40% in the dealer channel and $141,236 or 22% in the retail channel, a decrease in service revenue of $155,802 or 48%, and an increase in rate change revenue of $395,621 or 23%. The increase in the rate change revenue is a result of both a UPS rate change in February 1995 and USPS rate change's in both January and August 1995. A portion of the January 1995 USPS rate change revenue, totaling $384,262, was recognized in December 1994. The combination of decreased unit sales and lower average sale prices, primarily due to a shift in product mix, resulted in lower overall revenue. The Company reduced expenses by reducing advertising expense and improved profit margins through price adjustments in the retail channel, which resulted in lower volume in this channel. The Company is continuing to develop new products for the dealer channel.
     Cost of sales for product sales decreased $927,027 or 41%.
The decrease is due to a decrease in sales and the improved profit margins in the retail channel and a reduction in other product
costs.   The service and rate change revenue costs increased $1,714 or 0.3% as compared to the same period in 1994.
     Gross margin increased 12% for the year ended December 31, 1995 compared to the prior year. The primary reason was attributable to product sales with a 7% increase in gross margin compared to 1994. This is a result of cost reductions in the retail channel and the increase in product mix towards lower priced, higher margin products in the dealer channel. The increase in service and rate change revenue gross margin of 5% is a result of two rate changes in the first quarter of 1995.
     Operating expenses for the Company in 1995 increased $134,134 or 6% as compared to the prior year. This was a result of a combination of increased expenses in engineering and research and development and a decrease in the sales, marketing, general and administrative expenses as compared to the prior year. The decrease in sales, marketing and general and administrative expense is due to a decrease in promotion and advertising expense for the period in an effort to control costs. The increase in engineering and development expenses of $222,867 or 54% over the prior year is due to the final development of the computer-based system introduced in March 1996 and the continuing development of the Company's postage meter products.
     The net loss of $229,652 is $67,132 or 23% lower than the prior year. The loss is attributable to lower product sales and an increase in engineering and development expenses.

C. Financial Condition, Liquidity and Capital Resources

     The Company's ability to generate cash depends on rate change revenue, long term debt, the sale of inventory and collection of accounts receivable. The Company's 1996 cash balance increased $378,311 or 1074% from December 31, 1995. The increase compared to December 31, 1995 is primarily attributable to cash generated from amounts borrowed from the convertible notes signed August 1, 1996. At December 31, 1996, the Company had borrowed $1,500,000 from the convertible notes (see note 7). The Company's 1996 net accounts receivable balance decreased $246,517 or 70% from December 31, 1995 levels. This decrease is due to improved accounts receivable collections and reduced sales.

     Working capital has ranged from $1,340,255 in 1995 to $1,362,595 in 1996. The Company's current ratio at December 31,
1996 was 5.6 compared to 3.6 at December 31, 1995.

     The Company's total inventories decreased 284,137 or 22% at December 31, 1996 as compared to the prior year end. The decrease in inventory is related to the sale of products and reduced purchasing throughout the year.

     The Company has available liquidity through the two financing agreements entered into on August 1, 1996, to provide additional funding primarily for the retirement of bank debt, operations, and to fund the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service proposed regulations(see note 7). At December 31, 1996, the Company was in compliance with all financial covenants associated with the convertible notes.

     The Company is currently operating without a revolving line of credit agreement to fund working capital requirements. Current liquidity is being funded through the aforementioned product sales, service and rate change revenues and a portion (15% pursuant to the governing loan agreement) of periodic drawdowns on its note payable.

     Based upon the Company's current cash projections which demonstrate a cash shortfall using these sources of liquidity, its lack of a revolving credit agreement and the uncertainty regarding its ability to access other sources of liquidity, substantial doubt exists regarding its ability to continue as a going concern.

     Management's plans with respect to these matters includes the on-going negotiations with its current lenders to modify the terms of its loan agreements. The proposed modifications would include the waiver of the current requirement which restricts the Company's use of any loan proceeds to 15% for working capital purposes and 85% of such drawdown for the Company's "Meter Project." If management is successful in obtaining such waivers up to $1,500,000 in additional cash would be come available for working capital purposes (presuming advances under the note were approved by the noteholders). If such waivers or similar renegotiations are ultimately negotiated to the Company's satisfaction, the Company believes it will have adequate liquidity available through the remainder of 1997.

     If the noteholders were to approve such a waiver, the Company would require additional funding to complete its ongoing "Meter Project." It is anticipated that the "Meter Project" will require additional funding of approximately $1,000,000 in 1997. Such funding will be utilized for license agreements.

     The Company's investment in capital expenditures for 1996 has increased slightly over 1995. There were no material commitments for capital expenditures as of December 31, 1996. The Company does not anticipate any significant domestic capital expenditures in the near future.

      The Company does not engage in any material off balance sheet financing.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information required by this Item in the Company's definitive proxy statement for the 1997 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

Item 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information required by this Item in the Company's definitive proxy statement for the 1997 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

     Incorporated herein by reference is the information required by this Item in the Company's definitive proxy statement for the 1997 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information required by this Item in the Company's definitive proxy statement for the 1997 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

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

     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1996.

  MICRO GENERAL CORPORATION
  Annual Report - Form 10-K
  Items 8, 14(a)(1) and 14(a)(2)
  Financial Statements and Schedule
  December 31, 1996, 1995 and 1994
  (With Independent Auditors' Report Thereon)

  MICRO GENERAL CORPORATION
  SEC FORM 10-K
  Items 8, 14(a)(1) and 14(a)(2)
  Index to Financial Statements and Schedules

  Financial Statements

  Balance Sheets - December 31, 1996 and 1995
  Statements of Operations - Years ended December 31, 1996, 1995 and 1994 Statements of Shareholders' Equity - Years ended December 31,
                                       1996, 1995 and 1994
  Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994 Notes to Financial Statements

  Schedule

  Valuation and Qualifying Accounts - Schedule II

  All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

Independent Auditors' Report

The Board of Directors and Shareholders
Micro General Corporation:

	We have audited the financial statements of Micro General Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro General Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has limited working capital resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Orange County, California
  March 6, 1997

                   Micro General Corporation
                           Balance Sheets
                     December 31, 1996 and 1995

                      Assets (Note 7)       1996           1995
  Current assets:
    Cash                             $    413,533         35,222
  Accounts and notes receivable,
     less allowance for doubtful
      receivables and sales returns
      of $35,333 in 1996 and
      $46,594 in 1995                     103,474        349,991
  Inventories (note 3)                  1,039,972      1,324,109
  Prepaid expenses                        104,993        143,433
                                       ----------      ---------
  Total current assets                  1,661,972      1,852,755

  Equipment and improvements,
       net (note 4)                       207,659        193,691

  Other assets, net (note 5)              320,598         37,822
                                       ----------      ---------
                                     $  2,190,229      2,084,268
                                       ==========      =========
  Liabilities and Shareholders' Equity

  Current liabilities:
  Note payable to bank (note 7)      $          -        275,000
  Accounts payable                         65,480         51,278
  Accrued expenses                        173,040        164,545
  Deferred revenue                         60,857         21,677
                                       ----------      ---------
  Total current liabilities               299,377        512,500

  Long-term debt (note 7)               1,500,000              -
                                       ----------      ---------
  Shareholders' equity (note 8):
     Preferred stock, $.05 par value.
       Authorized 1,000,000 shares;
       none issued and outstanding              -              -
     Common stock, $.05 par value.
       Authorized 10,000,000 shares;
       issued and outstanding 1,949,166
       and 1,948,166 shares in 1996
       and 1995, respectively              97,458         97,408
  Additional paid-in capital            4,175,708      4,174,508
  Accumulated deficit                  (3,882,314)    (2,700,148)
                                       ----------      ---------
  Total shareholders' equity              390,852      1,571,768

  Commitments and contingencies (note 10)
  Subsequent event (note 11)
                                       ----------      ---------
                                     $  2,190,229      2,084,268
                                       ==========      =========
   See accompanying notes to financial statements.

                   Micro General Corporation
                    Statements of Operations
           Years ended December 31, 1996, 1995 and 1994

                                             1996        1995        1994

  Revenues:
    Product sales, net of returns of
     $158,435 in 1996, $278,839 in 1995
     and $329,235 in 1994             $   834,609   1,742,943   2,709,389

    Service and rate change revenues
     (note 10)                          1,320,769   2,298,978   2,059,159
                                       ----------   ---------   ---------
         Total revenues                 2,155,378   4,041,921   4,768,548

    Cost of sales:
     Products                           1,008,918   1,350,017   2,277,044
     Service and rate changes             389,598     587,367     585,653
                                       ----------   ---------   ---------
         Total cost of sales            1,398,516   1,937,384   2,862,697
                                       ----------   ---------   ---------
         Gross profit                     756,862   2,104,537   1,905,851

    Operating expenses:
      Selling, general and
        administrative                  1,459,225   1,674,322   1,713,511
      Engineering and development         410,362     637,896     415,029
      Provision for doubtful receivables   16,285      31,849      81,393
                                       ----------   ---------   ---------
         Operating loss                (1,129,010)   (239,530)   (304,082)

    Interest and other income
      (expense), net                      (52,356)     10,678       8,098
                                       ----------   ---------   ---------
         Loss before income
             tax expense               (1,181,366)   (228,852)   (295,984)

    Income tax expense (note 6)               800         800         800
                                       ----------   ---------   ---------
         Net loss                     $(1,182,166)   (229,652)   (296,784)
                                       ==========   =========   =========
         Net loss per common share    $      (.61)       (.12)       (.16)
                                       ==========   =========   =========
         Weighted average number of
          common shares outstanding     1,948,541   1,940,666   1,883,876
                                       ==========   =========   =========
    See accompanying notes to financial statements.

                           MICRO GENERAL CORPORATION
                    Statements of Shareholders' Equity
               Years ended December 31, 1996, 1995 and 1994

                    Preferred          Common        Additional                 Total
                      Stock             Stock         paid-in    Accumulated shareholder's
                 Shares  Amount    Shares    Amount   capital     deficit     equity
Balance at
December 31, 1993   -    $    -   1,882,240  $94,112   4,107,492 (2,173,712)    2,027,892
Repurchase of
common stock        -         -      (4,075)    (204)     (8,965)          -       (9,169)
Stock options
exercised           -         -       10,001     500      13,356           -       13,856
Net loss            -         -            -       -           -    (296,784)    (296,784)
               ------    ------    ---------  ------   ---------  ----------    ---------
Balance at
December 31, 1994   -         -    1,888,166  94,408   4,111,883  (2,470,496)   1,735,795
Stock options
exercised           -         -       60,000   3,000      62,625           -       65,625
Net loss            -         -            -       -           -    (229,652)    (229,652)
               ------    ------    ---------  ------   ---------  ----------    ---------
Balance at
December 31, 1995   -         -    1,948,166  97,408   4,174,508  (2,700,148)   1,571,768
Stock options
exercised           -         -        1,000      50       1,200           -        1,250
Net loss            -         -            -       -           -  (1,182,166)  (1,182,166)
               ------    ------    ---------  ------   ---------  ----------    ---------
Balance at
December 31, 1996   -    $    -    1,949,166 $97,458   4,175,708  (3,882,314)     390,852
               ======    ======    ========= =======   =========  ==========   ===========

See accompanying notes to financial statements.

                           Micro General Corporation
                           Statements of Cash Flows
                 Years ended December 31, 1996, 1995 and 1994

                                               1996        1995        1994

  Cash flows from operating activities:
    Net loss                            $(1,182,166)   (229,652)   (296,784)
    Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
        Depreciation and amortization       111,223     108,281     103,825
        Provision for doubtful
         receivables                         16,285      31,849      81,393
        Provision for sales returns         158,435      62,739      53,336
        Decrease (increase) in assets:
         Accounts and notes receivable       71,797     173,855      85,496
         Income tax receivable                    -       7,000      (2,000)
         Inventories                        284,137    (183,926)    (48,633)
         Prepaid expenses                    34,440     133,999      27,434
         Other assets                      (308,558)    (15,000)          -
        Increase (decrease) in liabilities:
         Accounts payable                    14,202    (244,793)    120,846
         Accrued expenses                     8,495     (63,527)      8,311
         Deferred revenue                    39,180    (138,176)    107,488
                                         ----------   ----------  ---------
             Net cash provided by (used
              in) operating activities     (752,530)   (357,351)    240,712

    Cash flows used in investing
      activities - capital expenditures     (95,409)   (100,900)    (78,063)
                                         ----------   ----------  ---------

    Cash flows from financing
      activities:
       Proceeds from note payable         1,500,000           -           -
       Net proceeds (repayment) of notes
        payable to bank                    (275,000)    275,000    (100,000)
       Repurchase of common stock                 -           -      (9,169)
       Issuance of common stock               1,250      65,625      13,856
                                         ----------   ----------  ---------
             Net cash provided by (used
              in) financing activities    1,226,250     340,625     (95,313)
                                         ----------   ----------  ---------
             Net increase (decrease)
              in cash                       378,311    (117,626)     67,336

    Cash at beginning of year                35,222     152,848      85,512
                                         ----------   ----------  ---------
    Cash at end of year                 $   413,533      35,222     152,848
                                         ==========   ==========  =========
    Supplemental disclosures of cash
      flow information:
       Cash paid during the year for:
         Interest                       $    54,539       2,000       1,230
         Income taxes                           800         800       2,800
                                        ===========   ==========  =========
    See accompanying notes to financial statements.

                        MICRO GENERAL CORPORATION
                      Notes To Financial Statements
                     December 31, 1996, 1995 and 1994

(1)  Summary of Significant Accounting Policies

     General

          The operations of Micro General Corporation (the Company) consist of the design, purchase, distribution and manufacturing of computerized parcel shipping systems, postal scales and piece-count scales. Product sales are achieved through the use of authorized company dealers and through dealers in the office products and superstore channels throughout the United States.

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

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

          The Company adopted the provisions of Statement of Financial Accounting Standard No. 121 (Statement No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

     Net Loss per Common Share

          Net loss per common share is computed based on the weighted average number of common shares outstanding. The potential exercise of stock options or warrants are not included in the computation of net loss per common share since the effect would be antidilutive for all years presented.

     Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Warranties

          The Company's products are sold with a 90-day warranty on materials and workmanship. Estimated warranty costs based on historical experience are accrued as an expense at the time products are sold.

     Intangible Assets

          Intangible assets are classified under other assets and are amortized on a straight-line basis over periods ranging from 10 to 15 years.

     Capitalized Research and Development Costs

          Research and development costs incurred after the establishment of technological feasibility are capitalized and amortized using the straight-line method over the estimated economic life of the product.

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

     Financial Instruments

          The carrying amount of cash, accounts and notes receivable, prepaid expenses, other assets, accounts payable, accrued expenses, notes payable to bank, long-term debt and deferred revenue are measured at cost which approximates their fair value due to the short maturity of these instruments.

     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

     Stock Option Plan

          Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (note 8).

(2)   Liquidity and Going Concern

          The Company has suffered losses from operations for each of the years in the three years ended December 31, 1996. In addition, the Company is currently operating without a revolving line of credit agreement to fund working capital requirements. Current liquidity is being funded through product sales, service and rate change revenues and a portion (15% pursuant to the governing loan agreement) of periodic drawdowns on its note payable arrangement (see note 7).
          Based upon the recurring losses from operations, the Company's current cash projections which demonstrate a cash shortfall using the above-mentioned sources of liquidity, its lack of a revolving credit agreement and the uncertainty regarding its ability to access other sources of liquidity, substantial doubt exists regarding its ability to continue as a going concern.

          Management's plan with respect to these matters includes the ongoing negotiations with its current lenders to modify the terms of its loan agreements. The proposed modifications would include the waiver of the current requirement which restricts the Company's use of any loan proceeds to 15% for working capital purposes and 85% of such drawdown for the
          Company's "Meter Project.   If management is successful in
          obtaining such waivers, up to $1,500,000 in additional cash would become available for working capital purposes (presuming advances under the note were approved by the noteholders).
          If such waivers or similar renegotiations are ultimately negotiated to the Company's satisfaction, the Company believes it will have adequate liquidity available through the remainder of 1997.

(3)   Inventories

          Inventories are comprised of the following at December 31, 1996 and 1995:

                                           1996        1995

              Parts and supplies       $  683,936     919,459
              Purchased finished goods    333,376     372,763
              Consigned inventory          22,660      31,887
                                        ---------   ---------
                                       $1,039,972   1,324,109
                                       ==========   =========

(4)  Equipment and Improvements

     Equipment and improvements consist of the following at December 31, 1996 and 1995:

                           Useful life     1996       1995

     Production equipment,
      including tooling      5 years  $  446,232    432,902

     Office furniture and
      equipment              5 years     617,480    563,557
     Leasehold improvements  5 years      39,347     30,606
                                       ---------  ---------
                                       1,103,059  1,027,065
     Less accumulated
      depreciation  and amortization     895,400    833,374
                                       ---------  ---------
                                      $  207,659    193,691
                                       =========  =========

(5)  Other Assets

     Other assets consist of the following at December 31, 1996 and 1995:

                          Estimated
                             useful
                               life             1996       1995
    Capitalized research
      and development costs  3 to 5 years   $  262,558          -
    Excess cost of assets
      purchased over fair
      market value             15 years        232,531    232,531
    Deferred loan fees          5 years         50,000          -
    License rights             10 years         41,382     41,382
    Other intangible assets    15 years         23,388     23,388
                                            ----------  ---------
                                               609,859    297,301
    Less accumulated amortization              289,261    259,479
                                            ----------  ---------
                                           $   320,598     37,822
                                            ==========  =========
    During July 1996, the Company reached the technological feasibility stage of development of a research and development project (the Meter Project), which in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" is the point at which qualified research and development costs may be capitalized. The amount capitalized at December 31, 1996 is mainly comprised of salary expense, departmental overhead and an allocation of other indirect costs. All such capitalized costs were incurred subsequent to the achievement of technological feasibility.

(6)  Income Taxes
          Income tax expense for the three years ended December 31, 1996 represents the state minimum tax.
          The expected income tax benefit computed by multiplying loss before income tax expense by the statutory Federal income tax rate of 34% differs from the actual income tax expense as follows:
                                            1996        1995         1994

    Expected tax benefit                 $(402,000)    (78,000)    (101,000)
    Effect of net operating loss
      carryforward not recognized for
      financial statement purposes until
      utilization is more likely than not  395,000      71,000       94,000

    Nondeductible amortization of the excess
      cost of assets purchased over fair
      market value                           7,000       7,000        7,000
    State income tax expense                   800         800          800
                                         ---------    --------     --------
                                        $      800         800          800
                                         =========    ========     ========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                             1996         1995
     Deferred tax assets:
     Net operating loss carryforwards     $1,118,000      652,000
     Reserves and accruals not recognized
       for income tax purposes                56,000       89,000
     Tax credit carryforwards                 80,000       85,000
     Accelerated depreciation for financial
       statement purposes in excess of
       income tax depreciation                 8,000            -
                                           ---------    ---------
          Total deferred tax assets        1,262,000      826,000
     Less valuation allowance             (1,262,000)    (822,000)
                                           ---------    ---------
         Net deferred tax assets                   -        4,000
    Deferred tax liabilities - accelerated
      depreciation for income tax purposes
      in excess of financial statement
       depreciation                                -       (4,000)
                                           ---------    ---------
         Deferred taxes recognized on the
            accompanying balance sheets   $        -            -
                                           =========    =========

    Deferred income tax assets include the tax impact of net operating loss carryforwards. Realization of these assets is contingent on future taxable income. The net change in the total valuation allowance during 1996 was an increase of $440,000. At December 31, 1996, the Company had net operating loss carryforwards of approximately $3,031,000 and $974,000 for Federal and state income tax purposes, respectively. If not used to offset future taxable income, the net operating loss carryforwards will expire at various years through 2011. The Company also has investment tax credit and research and experimentation credit carryforwards aggregating approximately $80,000 which expire during the period 1997 to 2002.


(7)  Notes Payable/Long-Term Debt

     On August 1, 1996, the Company entered into a $3 million financing agreement to provide additional funding primarily for the retirement of bank debt, operations, and to fund the Company's ongoing development of a series of high-level security postage meters designed to comply with the new
     United States Postal Service proposed regulations.  Two
     9.5%, five-year convertible notes were made available, one in the amount of $1 million and one in the amount of $2 million, and are held by Fidelity National Financial, Inc., a Delaware corporation and 38% holder of Micro General common stock and Dito Caree L.P. Holding, a Nevada cooperation which owns 5% of the common stock of Micro
     General, respectively. As stipulated in the note agreements, a maximum of 85% of these borrowings must be used to fund the Meter Project and the remaining 15% may be used for operations. Amendment to the 85%/15% split is at the sole discretion of the note holders. At December 31, 1996, there was $1,500,000 outstanding on these notes.

     The Company can draw against the notes in aggregate amounts up to $750,000 per quarter over the twelve months commencing August 1, 1996, if in compliance with certain restrictive covenants. The debt, secured by the assets of the Company, can be converted into 1,344,438 shares of the Company's common stock at prices ranging from $2.00 to $2.50 per share. Repayment of the notes is on an interest-only basis for the first two years, with principal and interest payments for the remaining three years of the term. Principal maturities of the notes payable are as follow:

                         1997     $        -
                         1998              -
                         1999        500,000
                         2000        500,000
                         2001        500,000
                                  ----------
                         Total    $1,500,000
                                  ==========

     At December 31, 1996, the Company was in compliance with all restrictive debt covenants. In conjunction with the $3 million financing agreement, the Company paid a 1% commitment fee to the noteholders. This fee amounted to $20,000 and $10,000 to Dito Caree L.P. Holdings and Fidelity National Financial, Inc., respectively. The Company had a line of credit which was secured by substantially all of the Company's assets and could not exceed 70% of qualifying accounts receivable plus 40% of qualifying inventory up to a maximum credit line of $600,000. The interest rate on the line of credit was at the bank's prime rate plus 2.0%. On August 1, 1996, the Company repaid the outstanding amount due on the line of credit in full.

(8)  Stock Option Plans

     Under terms of the Company's Incentive Stock Option Plan (the Plan), the exercise price of options granted is to be equal to the stock's fair market value at the date of grant. Common stock initially available for option under the Plan was 220,000 shares. Options are exercisable no later than 5 years from the date of grant.
     Options which are not exercised or canceled revert back to the Plan and are subject to subsequent reissuance. This Plan expired on October 7, 1991 and was renewed at the 1993 annual shareholders' meeting. There are 3,999 remaining shares available for grant under this Plan as of December 31, 1996. In 1995, the Company's Board of Directors approved a new stock option plan (the 1995 Plan). Company common stock available for option under the 1995 Plan is 200,000 shares and all shares were available for grant as of December 31, 1996. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $1.02 and $1.05 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate ranging from 5.91% to 6.48%, volatility factor of 46.49%, and an expected life of four years: 1995 - expected dividend yield 0%, risk-free interest rate ranging from 5.96% to 7.47%, volatility factor of 46.49%, and an expected life of four years.
     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                   1996            1995
    Net loss:
     As reported               $(1,182,166)       (229,652)
     Pro forma                  (1,281,513)       (306,000)
                               ===========       =========
    Net loss per share:
     As reported               $      (.61)           (.12)
     Pro forma                        (.66)           (.16)
                                ==========       =========

    Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.


    A summary of all stock option transactions for the three-year period ended December 31, 1996 follows:

                                                    Weighted average
                                        Shares      exercise price
    Options granted and outstanding:
      At December 31, 1993             212,000      $  2.14
       Granted                          42,000         2.13
       Exercised                       (10,001)        1.39
       Canceled                        (54,499)        1.82
                                      ---------      ------
      At December 31, 1994             189,500         1.46
       Granted                         110,000         2.31
       Exercised                       (60,000)        1.09
       Canceled                       (100,000)        1.52
                                      --------       ------
      At December 31, 1995             139,500         2.25
       Granted                          26,500         2.26
       Exercised                        (1,000)        1.25
       Canceled                        (20,000)        2.22
                                      --------       ------
      At December 31, 1996             145,000      $  2.26
                                      ========       ======

      The aggregate value of options granted and outstanding at December 31, 1996 and 1995 was $327,398 and $313,188,
      respectively. At December 31, 1996, options for 53,334 shares of common stock were vested and exercisable at prices ranging from $1.375 to $2.50 per share.

(9)  401(k) Plan

     The Company maintains a 401(k) plan whereby all employees who have completed three months of service may elect to make pretax contributions of 1% to 20% of their annual pay not to exceed contributions of $9,500 per year. The Company has a 25% employer matching program contingent upon Company earnings of at least $100,000. As the Company did not meet the minimum earnings requirement for employer matching in 1996, 1995 and 1994, no Company contributions were made to the plan for those years.


(10) Commitments and Contingencies

     Noncancelable operating lease commitments consist principally of the lease for the Company's distribution and administrative facility.
     In February 1994, the Company extended this facility lease through 1999. In December 1996, the Company entered into a four-year lease agreement for a new distribution and administration facility and in turn entered into an agreement to sublease the old distribution and administration facility for the same lease term and same lease payments. Sublease income is shown below as a reduction to total future lease payments. At December 31, 1996, the Company was committed to the following noncancelable operating lease payments:

        Year ending December:
             1997                  $ 194,000
             1998                    183,000
             1999                     89,000
             2000                     60,000
                                    --------
                                     526,000
        Less sublease income         250,000
                                    --------
        Net minimum lease payments $ 276,000
                                    ========

     Rental expense was approximately $150,000 in 1996, $130,400 in 1995 and $118,000 in 1994. The Company has a license agreement with Pitney Bowes which enables the Company to manufacture and sell certain products. The license agreement expires in 2004. Annual expenses for the license agreement are minor.

     From time to time, the United States Postal Service (USPS) or
     United Parcel Service (UPS) change their rates. For a fee, the Company provides its customers with programmable memory chips with the new tariffs which can be inserted into the Company's products. In some instances, customers prepay a fee to the Company which assures they will receive new programmable memory chips for all rate changes which occur within a predetermined period. In other instances, customers incur a fee for each time they decide to procure a new programmable memory chip. The Company has experienced UPS rate changes in 1996, 1995 and 1994 and a USPS rate change in 1995. During 1996, 1995 and 1994, the Company recorded revenues from rate changes totaling approximately $1,229,000, $2,132,000 and $1,736,000, respectively.
     Gross profits related to rate changes in 1996, 1995 and 1994 totaled approximately $1,068,000, $1,805,000 and $1,396,000, respectively.
     A UPS rate change also occurred in February 1997. However, there can be no assurance that future rate changes by UPS or USPS will occur.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(11) Subsequent Event

     On January 10, 1997, the Company elected to delist its common stock from the Nasdaq SmallCap Market as the Nasdaq's capital and surplus requirements would be onerous for the Company during 1997. The Company may apply for re-listing at a future date.

                                Schedule II
                         MICRO GENERAL CORPORATION
                    Valuation and Qualifying Accounts
                Years ended December 31, 1996, 1995 and 1994

                                    Additions
                      Balance at    charged to
                      beginning of  costs and                Balance at
Description             period       expenses    Deductions  end of Period

Allowance for doubtful receivables:
 Year ended
  December 31, 1996   $  39,594       16,285        27,546      28,333
                       ========     ========      ========    ========
 Year ended
  December 31, 1995   $  74,749       31,849        67,004      39,594
                       ========     ========      ========    ========
 Year ended
  December 31, 1994   $  66,085       81,393        72,729      74,749
                       ========     ========      ========    ========

Allowance for sales returns:
 Year ended
  December 31, 1996   $   7,000      158,435       158,435*      7,000
                       ========     ========      ========    ========
 Year ended
  December 31, 1995   $   7,000       62,739        62,739*      7,000
                       ========     ========      ========    ========
 Year ended
  December 31, 1994   $   7,000       53,336        53,336*      7,000
                       ========     ========      ========    ========

* Represents gross profit on sales returns of $278,839 and $329,235 for the years ended December 31, 1995 and 1994, respectively.
     For the year ended December 31, 1996, balance represents the full amount of sales returns given the negative gross profit position.




                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MICRO GENERAL CORPORATION
Dated: March 31, 1997           By:      /s/ Thomas E. Pistilli
                                      Thomas E. Pistilli
                                      President
                                      Chief Executive Officer
                                      Chief Financial Officer

                                By:    /s/ Linda I. Morton
                                      Linda I. Morton
                                      Controller
                                      Corporate Secretary

  Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates so indicated.
Signature                  Title                    Date

/s/ Thomas E. Pistilli     President and Director   March 31, 1997
Thomas E. Pistilli

/s/ John J. Cahill         Director                 March 31, 1997
John J. Cahill

/s/ William P. Foley ,II   Director                 March 31, 1997
William P. Foley, II

/s/ George E. Olenik       Director                 March 31, 1997
George E. Olenik

/s/ Richard H. Pickup      Director                 March 31, 1997
Richard H. Pickup

/s/ Carl A. Strunk         Director                 March 31, 1997
Carl A. Strunk

    Exhibit                                                   Sequentially
    Number  Description of Exhibit                            Numbered Page

    3.1     Restated Articles of Incorporation of the Company
          		(incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 25, 1988 (the "1988 Form 10-K
		          Amendment 1"))

    3.11 	 Restated Articles of Incorporation of the Company
          	(filed herewith)

    3.2	   Bylaws of the Company (incoporated by reference to
	         	Exhibit 3.2 to the "1988 Form 10-K Amendment 1"

    10.1	  Incentive Stock Option Plan and form of Incentive Stock Option
		      Agreement in use prior to 1987 (incorporated by reference to Exhibit 10.1 to the 1984 Form 10-K) Option Plan and form
         		of Incentive Stock Option Agreement in use commencing in
		      1987 (incorporated by reference to Exhibit 10. to the Company's Annual Report for the year ended December 28,
         		1986 (the "1986 Form 10-K"))

    10.2	  Nonqualified Stock Option Plan and form of Nonqualified
		         Stock Option Agreement (incorporated by reference to
		         Exhibit 10.2 to the 1984 Form 10-K)

    10.3	  Lease of 1740 E. Wilshire Ave., Santa Ana, California,
		         92705, facilities between Shaw Investment and the Company (incorporated by reference to the Company's Annual
		         Report on Form 10-K for the year ended December 25, 1988
 		        (the "1988 Form 10-K Amendment 1"))

    10.4	  Lease of 115 Hurley Road., Oxford, Connecticut,
         		06478, facilities between Hurley Farms Business Park
		         and the Company dated March 20, 1995. (Filed herewith)

    10.5	  Sub-lease of 1740 E. Wilshire Ave., Santa Ana,
		         California, 92705 facilities between Micro General Corporation and Secure Communications dated October 29, 1996. (Filed herewith)

    10.6	  Leases of 14711 Bentley Circle, Tustin, California, 92780
          	facilities between Andrew S. Friedman and the Company dated November 6, 1996. (Filed herewith)

   10.16.1 Loan Agreement between the Company and Silicon Valley Bank dated September 12, 1991. (Incorporated by reference to the
          	Company's Annual Report on Form 10-K for the year ended December 31, 1991)

   10.16.2 Amendment to Loan Agreement between the Company and
          	Silicon Valley Bank dated December 2, 1992. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

   10.16.3 Amendment to Loan Agreement betweenthe Company and
          	Silicon Valley Bank dated December 10, 1993. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

   10.16.4 Amendment to Loan Agreement between the Company and
          	Silicon Valley Bank dated January 27, 1994. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

   10.17 	Loan Agreement between the Company and First Bank
         	and Trust dated November 15, 1995. (Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

   10.18 	Convertible Note Purchase Agreement between Micro General
         	Corporation and Cal West Service Corporation dated
         	August 1, 1996. (Filed herewith)

   10.19 	Convertible Note Purchase Agreement between Micro General
         	Corporation and Dito Caree L.P. dated August 1, 1996.
         	(Filed herewith)

   23.1   Consent of KPMG Peat Marwick LLP (filed herewith)