Form 10-Q
period 1997-03-31
MICRO GENERAL CORP
filed 1997-05-15
CIK 67383

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended:  March 31, 1997

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


    14711 Bentley Circle, Tustin, California
   (Address of principal executive offices)

                            92780
                          (Zip Code)

                           (714) 731-0557
       Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  No [   ]

The number of shares outstanding of Common Stock, $.05 Par Value
- 1,949,666 shares as of May 15, 1997.

                    MICRO GENERAL CORPORATION
            FORM 10-Q - QUARTER ENDED MARCH  31, 1997
                        TABLE OF CONTENTS

    PART I. FINANCIAL INFORMATION

    Item 1.Financial Statements.

    Balance Sheets -- March 31, 1997 and December 31, 1996

    Statements of Operations -- Three months ended March 31,
                    1997 and March 31, 1996.

    Statements of Cash Flows --Three months ended March 31, 1997 and March 31, 1996.

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

                      MICRO GENERAL CORPORATION
                            Balance Sheets
                 March 31, 1997 and December 31, 1996

                                           March 31,
                                             1997            December 31,
                                          (unaudited)            1996
                      Assets
   Current assets:
      Cash                                $  451,663       $   413,533
      Accounts and notes receivable,
	less allowance for doubtful receivables
      and sales returns of $28,896
      at 3/31/97 and $35,333 at 12/31/96      92,416           103,474
       Inventories (note 2)                  893,982         1,039,972
       Prepaid expenses and accrued interest 208,648           104,993
                                           ----------       -----------
          Total current assets             1,646,709         1,661,972

   Equipment and improvements, net (note 3)  203,322           207,659
   Other assets, net (note 4)                370,294           320,598
                                           ----------       -----------
                                          $2,220,325       $ 2,190,229
                                          ===========       ==========
          Liabilities and Shareholders' Equity:
   Current liabilities:
       Accounts payable                   $   68,113       $    65,480
       Accrued expenses                      137,835           173,040
       Deferred revenue                       79,248            60,857
                                          ----------        ----------
       Total current liabilities             285,196           299,377

   Long-term debt                          1,500,000         1,500,000

Shareholders' equity:
   Preferred stock, $.05 par value; 1,000,000
   shares authorized no shares issued and
   outstanding at 3/31/97 and 12/31/96.            -                 -

   Common stock, $.05 par value; 10,000,000
   shares authorized 1,949,666 shares issued
   at 3/31/97 and 1,949,166 shares at 12/31/96 97,483           97,458
   Additional paid-in capital               4,176,370        4,175,708
   Accumulated deficits                    (3,838,724)      (3,882,314)
                                           ----------       -----------
          Total shareholders' equity          435,129          390,852
                                           ----------       -----------
                                          $ 2,220,325      $ 2,190,229
                                          ===========      ============
     See accompanying notes to financial statements.

                      MICRO GENERAL CORPORATION
                       Statements of Operations
     For the Three Months Ended March 31, 1997 and March 31, 1996
                             (Unaudited)
                                                     March 31,    March 31,
                                                       1997         1996
                                                     ---------    ---------
Revenues:
   Product sales, net of returns of $36,390 in
   1997 and                                        $   152,295   $  319,341
       $40,452 in 1996
   Service and rate revenues (note 5)                  887,756    1,151,047
                                                    ----------   ----------
          Total revenues                             1,040,051    1,470,388

Cost of sales:
   Net product sales                                   248,256      318,869
   Service and rate revenues                           294,658      243,993
                                                    ----------   ----------
          Total cost of sales                          542,914      562,862
                                                    ----------   ----------
          Gross profit                                 497,137      907,526

Operating expenses:
   Selling, general and administrative                 313,663      435,715
   Engineering and development                         101,208      150,579
   Provision for doubtful receivables                    6,000        6,000
                                                    ----------    ---------
          Total operating expenses                     420,871      592,294
                                                    ----------    ---------
          Operating profit                              76,266      315,232

Interest income/expense, net                            31,876        3,414
                                                    ----------    ---------
          Income before income taxes                    44,390      311,818

Income taxes  (note 5)                                     800          800
                                                     ---------    ---------
          Net income                                $   43,590   $  311,018
                                                     =========    =========

Net income per common and common equivalent share   $     0.02   $     0.16
                                                    ==========   ==========
Weighted average shares outstanding                  1,949,584    1,948,166

     See accompanying notes to financial statements.

                      MICRO GENERAL CORPORATION
                       Statements of Cash Flows
     For the Three Months Ended March 31, 1997 and March 31, 1996
                             (Unaudited)

                                                     March 31,    March 31,
                                                       1997         1996
                                                    ----------   ----------
Cash flows from operating activities:
   Net income                                      $    43,590  $   311,018
   Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                 23,903       27,112
          Provision for losses on accounts receivable
          and sales returns, net of write-offs          (6,437)       3,516
   Change in assets and liabilities:
       Decrease in accounts receivable                  17,495       64,818
       Decrease in inventories                         145,990       77,796
       (Increase) decrease in prepaid expenses        (103,656)      27,196
       Increase in accounts payable                      3,506       14,604
       Increase in deferred revenue                     18,390       34,505
       Increase (decrease) in accrued expenses         (36,077)      30,981
                                                     ---------    ---------
       Total adjustments                                63,114      280,528

          Net cash provided by operating activities    106,704      591,546

Cash flows used in investing activities--capital
   expenditures                                        (69,262)      (1,016)

Cash flows from financing activities:
   Exercise of stock options                               688            -
   Proceeds from note payable to bank                        -       25,000
   Repayment of note payable to bank                         -     (150,000)
                                                     ----------   ----------
    Net cash provided (used) by financing activities       688     (125,000)
                                                     ----------   ----------
Net increase in cash                                    38,130      465,530

Cash - beginning of period                             413,533       35,222
                                                     ----------   ----------
Cash - end of period                                $  451,663   $  500,752
                                                     ==========   ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                     $   35,625   $    3,414
                                                     =========    =========
       Income taxes                                 $      800   $      800
                                                     =========    =========

   See accompanying notes to financial statements

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED MARCH 31, 1997
NOTES TO THE FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

     General

     The operations of Micro General Corporation (the "Company") consist of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales.

     The financial information included in this report has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 1997.

Note 2.   Inventories

     Inventories are comprised of the following at March 31, 1997 and December 31, 1996:

                                        March 31, 1997  December 31, 1996
         Parts & supplies                  $   552,869          $ 683,936
         Purchased finished goods              318,592            333,376
         Consigned inventory                    22,521             22,660
                                           -----------         ----------
                                           $   893,982         $1,039,972
                                           ===========         ==========

Note 3.  Equipment and Improvements

       Equipment and improvements are as follows at March 31, 1997 and December 31, 1996:

                                         March 31, 1997  December 31, 1996
       Production equipment, tooling
         and construction in process       $    446,232        $   446,232
       Office furniture and
         equipment                              631,506            617,480
       Leasehold improvements                    39,347             39,347
                                           ------------         ----------
                                              1,117,085          1,103,059
       Less accumulated depreciation
         and amortization                       913,763            895,400
                                           ------------        -----------
                                            $   203,322        $   207,659
                                           ============        ===========

Note 4.  Other Assets

Other assets are as follows at March 31, 1997 and December 31, 1996:
                               Estimated
                               Useful Life     1997       1996

Capitalized product costs 3 to 5 years $317,794 $262,558 Excess cost of assets purchased over
fair market value              15 years          232,531     232,531
Deferred loan fees              5 years           50,000      50,000
License rights                 10 years           41,382      41,382
Other intangible assets        15 years           23,388      23,388
                                                --------    --------
                                                 665,095     609,859

Less accumulated amortization                    294,801     289,261
                                               ---------   ---------
                                               $ 370,294   $ 320,598
                                               =========   =========

During July 1996, the Company reached the technological feasibility stage of development of a project (the Meter Project), which in accordance with Statement of Financial Accounting Standard No. 86, " Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," is the point at which qualified product costs may be capitalized. The amount capitalized at March 31, 1997 and December 31, 1996 is mainly comprised of salary expense, departmental overhead and an allocation of other indirect costs. All such capitalized costs were incurred subsequent to the achievement of technological feasibility.

Note 5.  Income Taxes

       Income tax for the three months ended March 31, 1997 and March 31, 1996 represents the state minimum tax.

       The expected income tax expense computed by multiplying earnings before income tax expense by the statutory Federal income tax rate of 34% differs from the actual income tax expense as follows:

                                              March 31,   March 31,
                                              1997           1996
       Expected tax expense                 $    15,092  $  106,018
       Utilization of net operating
         loss carryforward                      (22,092)   (109,018)
       Nondeductible amortization of the
         excess cost of assets purchased
         over fair market value                   7,000       3,000
       State income taxes                           800         800
                                            -----------   ---------
                                            $       800   $     800
                                            ===========   =========

       At March 31, 1997, the Company had available net operating loss carryforwards of approximately $3,009,000 and $952,000 for Federal and state income tax purposes, respectively. If not used to offset future taxable income, the net operating loss carryforwards will expire at various years through 2011. The Company also has investment tax credit and research and experimentation credit carryforwards aggregating approximately $80,000 which expire during the period 1997 to 2002.

Note 6.  Commitments and Contingencies

       Noncancelable operating lease commitments consisted principally of the leases for the Company's manufacturing and administrative facility in California and the research and development facility in Connecticut through 1999. In December 1996, the Company entered into a four-year lease agreement for a new manufacturing and administrative facility in California, and in turn entered into an agreement to sublease the old California facility for the same lease term and same lease payments. Sublease income is shown below as a reduction to total future lease payments. At March 31, 1997, the Company is committed to the following noncancelable operating lease payments:

           Year ending December
               1997(nine months)    152,000
               1998                 183,000
               1999                  89,000
               2000                  60,000
                                   --------
                                    484,000
               Less sublease income 223,000
                                   --------
                                  $ 261,000
                                  =========

       The Company has a license agreement with Pitney Bowes which enables the Company to manufacture and sell certain products. The license agreement expires in 2004. Annual expenses for the license agreement are minor.

       From time to time, the United State Postal Service ("USPS") and/or the United Parcel Service ("UPS") change their rates. For a fee, the Company provides its customers with programmable memory chips with the new tariffs which can be inserted into the Company's products. In some instances, customers prepay a fee to the Company which assures they will receive new programmable memory chips for all rate changes which occur within a predetermined period. In other instances, customers incur a fee for each time they decide to procure a new programmable memory chip. The Company experienced a UPS rate change during the three months ended March 31, 1997 and March 31, 1996. Recorded revenues from rate changes totaled approximately $888,378 and $1,117,423 for the three months ended March 31, 1997 and March 31, 1996, respectively. Gross profit from rate change totaled $665,372 and $943,037 for these same periods.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED MARCH 31, 1997
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Total net product sales decreased $167,046 or 52% for the three months ended March 31, 1997 ("Q1 1997") compared to the three months ended March 31, 1996 ("Q1 1996") while service and rate change revenues decreased $263,291 or 23% for the same period in 1996. The decrease in net product sales is due to both a decrease in the retail channel of $49,032 or 75% and a decrease in the dealer channel of $118,014 or 47% as compared to Q1 1996. For Q1 1997 and Q1 1996, service and rate change revenues represented approximately 85% and 78% of total revenue, respectively. The decrease in rate change revenues for Q1 1997 as compared to Q1 1996, was primarily due to the decline in the Company's installed base as more scale based systems are replaced by service provider free systems and computer based systems. In Q1 1997 the decrease in the retail channel is a direct result of fewer orders by a major catalog wholesaler as compared to Q1 1996. The Company is continuing to seek other sources of retail distribution to increase sales in this channel. The dealer channel sales also shows a decline in Q1 1997 as compared to the prior year. This is primarily the result of United Parcel Services activities to provide free equipment to a large portion of the Company's customer target market for shipping room manifest systems. The Company is continuing its efforts to add products through outside distribution agreements as well as through its own research and development efforts. The EAGLE BEST RATE SHIPPER was introduced in March 1996 to expand the product offering in the computer manifest market, the Company introduced a Windows version of the software in March 1997.
    Q1 1997 cost of sales for product sales decreased $70,613 or 22% as compared to the same period in 1996. The decrease was due to a change in product mix and a decrease in overall product sales. Though expenses have been reduced for product labor and overhead, the gross margin on product sales remains negative due to the underabsorption of
fixed costs and low product sales.    The Q1 1997 service and rate
change revenue product costs increased $50,665 or 21% as compared to the same period in 1996. This increase is due to the higher costs of material needed to support the UPS rate change in Q1 1997. The overall cost of goods decrease of is due to a decrease in labor and overhead costs associated with product sales. Gross margin Q1 1997 was 48% compared to 62% for the same period the prior year.
    Operating expenses of the Company in Q1 1997 of $420,871 showed a
29% decrease as compared to Q1 1996.   This decrease is a result of a
28% decrease in selling, general and administrative.    The 33%
decrease in engineering and development expense is due to a deferral of approximately $49,000 in expense related to the Meter Project. While expenses are expected to remain relatively constant in the selling, general and administrative departments, expenses will be increase in the research and development areas as the Company increases activity to support new products for the dealer channel and further development the Company's postage meter project due for submission to the United States Postal Service during the second quarter of 1997.
    Interest expense for the Company in Q1 1997 increased $32,212 as compared to Q1 1996. This increase is due to the interest associated with the convertible notes signed August 1, 1996(see note 6).
    The decrease in Q1 1997 net earnings of $267,428 or 86% as compared to the same period in 1996, is the result of the decrease in product sales and in rate change revenue as described above.

Financial Condition, Liquidity and Capital Resources

    The Company's ability to generate cash, during the first three months of 1997, depended largely on rate change revenue. The Company's March 31, 1997 cash balance increased $38,130 from December 31, 1996. The increase is primarily attributable to the cash generated from prepaid rate change revenue derived from the UPS rate change effective February 1997. The Company did not request or receive any additional monies from the convertible notes during the first quarter of 1997. The Company's March 31, 1997 net accounts receivable balance decreased $11,058 or 11% from December 31, 1996 levels. This decrease is due to a decrease in product sales for the Q1 1997 period.
    Working capital was $1,361,513 at March 31, 1997 as compared to $1,362,595 at December 31, 1996. The Company's current ratio at March 31, 1997 was 5.8 as compared to 5.6 at December 31, 1996.
    The Company's total inventories decreased 145,990 or 14% at March 31, 1997 as compared to December 31, 1996. The decrease in inventory is related to the sale of products and rate change during the first quarter of 1997.
    The Company has available liquidity through the two financing agreements entered into on August 1, 1996, to provide additional funding primarily for the retirement of bank debt, operations, and to fund the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service proposed regulations. At March 31, 1997, the Company was in compliance with all financial covenants associated with the convertible notes.
    The Company is currently operating without a revolving line of credit agreement to fund working capital requirements. Current liquidity is being funded through the aforementioned product sales, service and rate change revenues and a portion (15% pursuant to the loan agreements) of periodic drawdowns on its note payable.
    Management is pursuing modifications of the terms of its loan agreements. With these modifications, the Company believes it will have adequate liquidity available thought the remainder of 1997.

    The Company's investment in capital expenditures during Q1 1997 were not material.

    The Company does not engage in any off balance sheet financing.

Inflation
    The effect of inflation on operating results has, historically, been insignificant.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED MARCH 31, 1997
PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     a. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K):
          11. Computation of earnings (loss) per share is not provided as the calculation can be clearly determined from the material contained in Item 1 of Part I.
     b.   The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED MARCH 31, 1997
PART II - SIGNATURES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MICRO GENERAL CORPORATION


Date:  May 15, 1997                  /s/   Thomas E. Pistilli
                                     -------------------------
                                     Thomas E. Pistilli
                                     President
                                     Chief Executive Officer
                                     Chief Financial Officer


                                      /s/ Linda I. Morton
                                     -------------------------
                                     Linda I. Morton
                                     Controller