Form 10-Q
period 1997-06-30
MICRO GENERAL CORP
filed 1997-08-13
CIK 67383

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended:  June 30, 1997

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

The number of shares outstanding of Common Stock, $.05 Par Value - 1,949,666 shares as of August 15, 1997.

                          MICRO GENERAL CORPORATION
                    FORM 10-Q - QUARTER ENDED JUNE 30, 1997
                               TABLE OF CONTENTS

  PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements.

       Balance Sheets -- June 30, 1997 and December 31, 1996             2

       Statements of Operations -- Three months ended June 30, 1997      3
            and June 30, 1996.

       Statements of Operations -- Six months ended June 30, 1997        4
            and June 30, 1996.

       Statements of Cash Flows --Six months ended June 30, 1997         5
           and June 30, 1996.

       Notes to Financial Statements                                     6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                          9

  PART II. OTHER INFORMATION

  Item 4.  Other Information                                            12

  Item 6.  Exhibits and Reports on Form 8-K.                            12

  SIGNATURES                                                            13


  All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

                         MICRO GENERAL CORPORATION
                              Balance Sheets
                    June 30, 1997 and December 31, 1996

                                                 June 30,1997    December 31,
                                                  (unaudited)        1996
                      Assets
 Current assets:
   Cash                                           $   223,743    $   413,533
   Accounts and notes receivable, less
   allowance for doubtful receivables and sales
   returns of $34,718 at 6/30/97 and $35,333
   at 12/31/96                                         79,959        103,474
   Inventories (note 2)                               893,369      1,039,972
   Prepaid expenses and accrued interest              168,980        104,993
                                                  -----------    -----------
      Total current assets                          1,366,051      1,661,972

 Equipment and improvements, net (note 3)             206,531        207,659
 Other assets, net (note 4)                           602,563        320,598
                                                  -----------    -----------
                                                  $ 2,175,145    $ 2,190,229
                                                  ===========    ===========
      Liabilities and Shareholders' Equity:
 Current liabilities:
   Accounts payable                               $    77,284    $    65,480
   Accrued expenses                                   128,272        173,040
   Deferred revenue                                    44,738         60,857
                                                  -----------     -----------
             Total current liabilities                250,294        299,377
                                                  -----------     -----------
 Long-term debt                                     1,950,000      1,500,000
                                                  -----------     -----------
Shareholders' equity:
 Preferred stock, $.05 par value; 1,000,000
 shares authorized no shares issued and
 outstanding at 6/30/97 and 12/31/96.                       -              -

 Common stock, $.05 par value; 10,000,000
 shares authorized 1,949,666 shares issued
 at 6/30/97 and 1,949,166 shares at 12/31/96           97,483         97,458
 Additional paid-in capital                         4,176,370      4,175,708
 Accumulated deficit                               (4,299,002)    (3,882,314)
                                                  ------------    -----------
          Total shareholders' equity                  (25,149)        390,852
                                                  ------------    -----------
                                                  $  2,175,145    $ 2,190,229
                                                  ============    ===========
     See accompanying notes to financial statements.

                         MICRO GENERAL CORPORATION
                         Statements of Operations
        For the Three Months Ended June 30, 1997 and June 30, 1996
                                (Unaudited)

                                                   June 30,           June 30,
                                                    1997                1996
Revenues:                                        -----------        -----------
 Product sales, net of returns of $43,741
 in 1997 and $42,676 in 1996                     $  178,267         $  223,865
 Service and rate revenues (note 6)                  91,203             40,409
                                                 -----------        -----------
      Total revenues                                269,470            264,274

Cost of sales:
 Net product sales                                  227,343            253,557
 Service and rate revenues                           50,688             43,334
                                                 -----------        -----------
      Total cost of sales                           278,031            296,891
                                                 -----------        -----------
      Gross loss                                     (8,561)           (32,617)

Operating expenses:
 Selling, general and administrative                342,172            350,442
 Engineering and development                         66,985            143,873
 Provision for doubtful receivables                   5,000              4,000
                                                 -----------        -----------
      Total operating expenses                      414,157            498,315
                                                 -----------        -----------
      Operating loss                               (422,718)          (530,932)

Interest income (expense), net                      (37,561)            (4,792)
                                                 -----------        -----------
      Loss before income taxes                     (460,279)          (535,724)

Income taxes  (note 5)                                    -                  -
                                                 -----------        -----------
      Net loss                                   $ (460,279)        $ (535,724)
                                                 ===========        ===========

Net loss per common and common
 equivalent share                                $    (0.24)        $    (0.27)
                                                 ===========        ===========
Weighted average shares outstanding               1,949,666          1,948,166
                                                 ===========        ===========
     See accompanying notes to financial statements.

                        MICRO GENERAL CORPORATION
                         Statements of Operations
         For the Six Months Ended June 30, 1997 and June 30, 1996
                                (Unaudited)

                                                   June 30,          June 30,
                                                    1997                1996
Revenues:                                        ------------       -----------
 Product sales, net of returns of $43,741
 in 1997 and $42,676 in 1996                     $   329,800        $  541,975
 Service and rate revenues (note 6)                  979,722         1,192,687
                                                  -----------       -----------
      Total revenues                               1,309,522         1,734,662

Cost of sales:
 Net product sales                                   475,599           572,426
 Service and rate revenues                           345,346           287,326
                                                  -----------       -----------
      Total cost of sales                            820,945           859,752
                                                  -----------       -----------
      Gross profit                                   488,577           874,910

Operating expenses:
 Selling, general and administrative                 655,836           786,159
 Engineering and development                         168,192           294,450
 Provision for doubtful receivables                   11,000            10,000
                                                  -----------       -----------
      Total operating expenses                       835,028         1,090,609
                                                  -----------       -----------
      Operating loss                                (346,451)         (215,699)

Interest income (expense), net                       (69,437)           (8,205)
                                                  -----------        -----------
      Loss before income taxes                      (415,888)          (223,904)

Income taxes  (note 5)                                   800                800
                                                  -----------        -----------
      Net loss                                    $ (416,688)        $ (224,704)
                                                  ===========        ===========

Net loss per common and common equivalent share   $    (0.21)        $    (0.12)
                                                  ===========        ===========
Weighted average shares outstanding                1,949,584          1,948,166
                                                  ===========        ===========
See accompanying notes to financial statements.

                        MICRO GENERAL CORPORATION
                         Statements of Cash Flows
         For the Six Months Ended June 30, 1997 and June 30, 1996
                                (Unaudited)

                                                     June 30,     June 30,
                                                       1997            1996
Cash flows from operating activities:             ------------   ------------
   Net loss                                       $  (416,688)   $  (224,704)
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
        Depreciation and amortization                  17,922          41,473
          Provision for losses on accounts receivable
          and sales returns, net of write-offs           (615)         (8,094)
   Change in assets and liabilities:
       Decrease in accounts receivable                 24,130         136,243
       Decrease in inventories                        146,603         125,266
       (Increase) in prepaid expenses                 (63,987)        (19,931)
       Increase in accounts payable                    11,804          16,555
       Increase (decrease)in deferred revenue         (16,119)         16,828
       Increase (decrease) in accrued expenses        (44,768)          2,823
                                                   -----------    ------------
       Total adjustments                               74,970         311,163

          Net cash provided by (used in)
             operating activities                    (341,718)         86,459

Cash flows used in investing activities--capital
   expenditures and capitalized
   research & development                            (298,759)         (1,465)

Cash flows from financing activities:
   Exercise of stock options                              687               -
   Proceeds from notes payable                        450,000               -
   Proceeds from note payable to bank                       -         175,000
   Repayment of note payable to bank                        -        (150,000)
                                                   ----------     ------------
       Net cash provided by financing activities      450,687          25,000
                                                   -----------    ------------
Net increase (decrease) in cash                      (189,790)        109,994

Cash - beginning of period                            413,533          35,222
                                                   -----------    ------------
Cash - end of period                               $  223,743     $   145,216
                                                   ===========    ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                    $   74,961     $     8,205
                                                   ===========    ============
       Income taxes                                $      800     $       800
                                                   ===========    ============

   See accompanying notes to financial statements

Note 1.   Summary of Significant Accounting Policies

     General

     The operations of Micro General Corporation (the "Company") consist of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales.

     This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     The financial information included in this report has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 1997.

Note 2.   Inventories

     Inventories are comprised of the following at June 30, 1997 and December 31, 1996:

                                         June 30, 1997  December 31, 1996
                                         -------------  -----------------
         Parts & supplies                  $   567,938        $   683,936
         Purchased finished goods              304,484            333,376
         Consigned inventory                    20,947             22,660
                                           -----------        -----------
                                           $   893,369         $1,039,972
                                           ===========        ===========
Note 3.  Equipment and Improvements

       Equipment and improvements are as follows at June 30, 1997 and December 31, 1996:

                                          June 30, 1997  December 31, 1996
       Production equipment, tooling
         and construction in process       $    457,900         $  446,232
       Office furniture and
         equipment                              631,245            617,480
       Leasehold improvements                    21,417             39,347
                                           ------------         -----------
                                              1,110,562          1,103,059
       Less accumulated depreciation
         and amortization                       904,031            895,400
                                           ------------         -----------
                                           $    206,531         $  207,659
                                           ============         ===========

Note 4.  Other Assets

Other assets are as follows at June 30, 1997 and December 31, 1996:

                               Estimated
                               Useful Life         1997       1996

Capitalized product costs      3 to 5 years     $553,814    $262,558
Excess cost of assets purchased
over fair market value           15 years        232,531     232,531
Deferred loan fees                5 years         50,000      50,000
License rights                   10 years         41,382      41,382
Other intangible assets          15 years         23,388      23,388
                                                --------    ---------
                                                 901,115     609,859

Less accumulated amortization                    298,552     289,261
                                                ---------   ---------
                                                $602,563    $320,598
                                                =========   =========

During July 1996, the Company reached the technological feasibility stage of development of a project (the Meter Project), which, in accordance with Statement of Financial Accounting Standard No. 86, " Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," is the point at which qualified product costs may be capitalized. The amount capitalized at June 30, 1997 and December 31, 1996 is mainly comprised of salary expense, departmental overhead and an allocation of other indirect costs. All such capitalized costs were incurred subsequent to the achievement of technological feasibility.

Note 5.  Income Taxes

Income tax for the six months ended June 30, 1997 and June 30, 1996 represents the state minimum tax.

The expected income tax expense computed by multiplying earnings before income tax expense by the statutory Federal income tax rate of 34% differs from the actual income tax expense as follows:

                                               June 30,    June 30,
                                                1997         1996
       Expected tax expense                 $  (141,742)  $  (76,399)
       Utilization of net operating
         loss carryforward                      134,742       73,399
       Nondeductible amortization of the
         excess cost of assets purchased
         over fair market value                   7,000        3,000
       State income taxes                           800          800
                                            ------------  -----------
                                            $       800   $      800
                                            ============  ===========

       At June 30, 1997, the Company had available net operating loss carryforwards of approximately $3,144,000 and $1,086,000 for Federal and state income tax purposes, respectively. If not used to offset future taxable income, the net operating loss carryforwards will expire at various years through 2011. The Company also has investment tax credit and research and experimentation credit carryforwards aggregating approximately $80,000 which expire during the period 1997 to 2002.

Note 6.  Commitments and Contingencies

       Noncancellable operating lease commitments consist principally of the leases for the Company's manufacturing and administrative facility in California and the research and development facility in Connecticut. In December 1996, the Company entered into a four-year lease agreement for a manufacturing and office facility in California, and in turn entered into an agreement to sublease the former California facility for the same lease term and same lease payments. Sublease income is shown below as a reduction to total future lease payments. At June 30, 1997, the Company is committed to the following noncancelable operating lease payments:

           Year ending December 31,
               1997(six months)     $ 101,000
               1998                   183,000
               1999                    89,000
               2000                    60,000
                                    ---------
                                      433,000
               Less sublease income   196,000
                                    ---------
                                    $ 237,000
                                    =========

       The Company has a license agreement with Pitney Bowes which enables the Company to manufacture and sell certain products. The license agreement expires in 2004. Annual expenses for the license agreement are minor.

       From time to time, the United State Postal Service ("USPS") and/or the United Parcel Service ("UPS") change their rates. For a fee, the Company provides its customers with programmable memory chips with the new tariffs which can be inserted into the Company's products. In some instances, customers prepay a fee to the Company which assures they will receive new programmable memory chips for all rate changes which occur within a predetermined period. In other instances, customers incur a fee for each time they decide to procure a new programmable memory chip. The Company experienced a UPS rate change during the six months ended June 30, 1997 and June 30, 1996. Recorded revenues from rate changes totaled approximately $955,789 and $1,143,011 for the six months ended June 30, 1997 and June 30, 1996, respectively. Gross profit from rate change totaled $723,622 and $976,386 for these same periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Total net product sales decreased $45,598 or 20% for the three months ended June 30, 1997 ("Q2 1997") compared to the three months ended June 30, 1996 ("Q2 1996") while service and rate change revenues increased $50,794 or 126% for the same period in 1996. The decrease in net product sales is due to both a decrease in the retail channel of $23,354 or 10% and a decrease in the dealer channel of $22,244 or 10% as compared to Q2 1996.
For Q2 1997 and Q2 1996, service and rate change revenues represented approximately 34% and 15% of total revenue, respectively. The increase in rate change revenues for Q2 1997 as compared to Q2 1996, was due to a minor U.S.P.S. rate change in June 1997. In Q2 1997 the decrease in the retail channel is a direct result of fewer orders in the channel as compared to Q2 1996. The Company is continuing to seek other sources of retail distribution to increase sales in this channel. The dealer channel sales also shows a decline in Q2 1997 as compared to the prior year. This continues to be the result of United Parcel Services("UPS") activities to provide free equipment to a large portion of the Company's customer target market for shipping room manifest systems. The Company is continuing its efforts to add products through outside distribution agreements as well as through its own research and development efforts. The Company's introduction of a Windows(TM) version of The EAGLE BEST RATE SHIPPER software in May 1997, is targeted to compete against the UPS activities.
    Total net product sales decreased $212,175 or 39% for the six months ended June 30, 1997 ("YTD 1997") compared to the six months ended June 30, 1996 ("YTD 1996") while service and rate change revenues decreased $212,965 or 18% for the same period in 1996. The decrease in net product sales is due to both a decrease in the retail channel of $72,386 or 13% and a decrease in the dealer channel of $139,789 or 26% as compared to YTD 1996. For YTD 1997 and YTD 1996, service and rate change revenues represented approximately 75% and 69% of total revenue, respectively. The decrease in rate change revenues for YTD 1997 as compared to YTD 1996, was primarily due to a decline in the company's installed base as more scale based systems are replaced by service provider free systems and computer based systems. In YTD 1997 the decrease in the retail channel is a direct result of fewer orders by a major catalog wholesaler as compared to YTD 1996. The Company is continuing to seek other sources of retail distribution to increase sales in this channel. The dealer channel sales also shows a decline in YTD 1997 as compared to the prior year. This continues to be the result of United Parcel Services("UPS") activities to provide free equipment to a large portion of the Company's customer target market for shipping room manifest systems. The Company is continuing its efforts to add products through outside distribution agreements as well as through its own research and development efforts. The Company's DOS based EAGLE BEST
RATE SHIPPED and introduction of a Windows(TM) version of The EAGLE BEST RATE SHIPPER software in May 1997, are both targeted to compete against the UPS activities and other software companies.
    Q2 1997 cost of sales for product sales decreased $26,214 or 10% as compared to the same period in 1996. The decrease was due to a change in
product mix and a decrease in overall product sales.   The Q2 1997 service
and rate change revenue product costs increased $7,354 or 17% as compared to the same period in 1996. This increase is due to minor USPS rate change in June 1997. Gross loss Q2 1997 was (3%) compared to (12%) for the same period the prior year.
    YTD 1997 cost of sales for product sales decreased $96,827 or 17% as compared to the same period in 1996. The decrease was due to a change in product mix and a decrease in overall product sales. Though expenses have been reduced for product labor and overhead, the gross margin on product sales for both the three and six months ended June 30, 1997, remains negative due to the under absorption of fixed costs and low product sales.
 The YTD 1997 service and rate change revenue product costs increased
$58,020 or 20% as compared to the same period in 1996.  This increase is due to the higher costs of  material needed to support the UPS rate change in Q1 1997 and the minor USPS rate change in June 1997.  The overall cost of goods decrease is due to a decrease in labor and overhead costs associated with product sales. Gross margin YTD 1997 was 37% compared to
50% for the same period the prior year.
    Operating expenses of the Company in Q2 1997 of $414,157 showed a 17%
decrease as compared to Q2 1996.   Expenses for YTD 1997 of $835,028 showed
a 23% decrease as compared to the same period in 1996. The decreases in expenses for the three and six month periods are the result of a decreases
in selling, general and administrative costs.    The 43% decrease in
engineering and development expense is due to a deferral during the six months ended June 30, 1997 of approximately $291,256 in expense related to the Meter Project. While expenses are expected to remain relatively constant in the selling, general and administrative departments, expenses will be increased in the research and development areas as the Company increases activity to support new products for the dealer channel and further development of the Company's postage meter project currently scheduled to be submitted for comment to the United States Postal Service during the third quarter of 1997.
    Interest expense for the Company in YTD 1997 increased $66,756 as compared to YTD 1996. This increase is due to the interest associated with the convertible notes signed August 1, 1996.
    The increase in YTD 1997 net loss of $191,984 or 85% as compared to the same period in 1996, is the result of the decrease in product sales and in rate change revenue as described above.

Financial Condition, Liquidity and Capital Resources
    The Company's ability to generate cash, during the first six months of 1997, depended largely on rate change revenue and funds generated from the notes payable signed August 1996. The Company's June 30, 1997 cash balance decreased $189,790 from December 31, 1996. The decrease is primarily attributable to the cash used for the postage meter development project. The Company did request and receive additional monies from the convertible notes during the six months ended June 30, 1997 totaling $450,000. The Company's June 30, 1997 net accounts receivable balance decreased $24,130 or 17% from December 31, 1996 levels. This decrease is due to a decrease in product sales for the YTD 1997 period.
    Working capital was $1,115,757 at June 30, 1997 as compared to $1,362,595 at December 31, 1996. The Company's current ratio at June 30, 1997 was 5.5 as compared to 5.6 at December 31, 1996.
    The Company's total inventories decreased 146,603 or 14% at June 30, 1997 as compared to December 31, 1996. The decrease in inventory is related to the sale of products and rate change during the first quarter of 1997.
    The Company has available liquidity through two financing agreements entered into on August 1, 1996, to provide additional funding primarily for operations and the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service proposed regulations. At June 30, 1997, the Company was not in compliance with certain of the financial covenants associated with the convertible notes, and received a waiver.
    The Company is currently operating without a revolving line of credit agreement to fund working capital requirements since this is prohibited by the terms of the note agreements. Current liquidity is being funded through the aforementioned product sales, service and rate change revenues and a portion of periodic drawdowns on its financing agreements.
    Management is pursuing modifications of the terms of its loan agreements. With these modifications, the Company believes it will have adequate liquidity available thought the remainder of 1997.

    The Company's investment in capital expenditures during YTD 1997 was material.

    The Company does not engage in any significant off balance sheet financing.

Inflation
    The effect of inflation on operating results has, historically, been insignificant.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a. The Annual Meeting of Shareholders was held on May 20,1997.

    b. Voting for the election of Directors at said meeting was duly and properly conducted by ballot. The following six persons were duly nominated, and each received the number of votes shown opposite his name and was elected a Director.
                                                     For        Withheld
               John J. Cahill                      1,516,522        758
               William P. Foley, II                1,516,576        704
               George E. Olenik                    1,516,576        704
               Richard F. Pickup                   1,516,536        744
               Thomas E. Pistilli                  1,516,576        704
               Carl A. Strunk                      1,516,576        704

ITEM 5.  OTHER INFORMATION

       On July 17, 1997, the Company submitted for comment to the United States Postal Service, various components of the Company's postage meter which it believes conforms to the new proposed regulations. The Company intends to submit to U.S.P.S. for comment additional components during the third quarter of 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
    a. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K):
       11. Computation of earnings (loss) per share is not provided as the calculation can be clearly determined from the material contained in Item 1 of Part I.
    b. The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED JUNE 30, 1997
PART II - SIGNATURES

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MICRO GENERAL CORPORATION


Date:  August 14, 1997               /s/   Thomas E. Pistilli

                                     Thomas E. Pistilli
                                     President
                                     Chief Executive Officer
                                     Chief Financial Officer


                                     /s/ Linda I. Morton

                                     Linda I. Morton
                                     Controller