Form 10-Q
period 1997-09-30
MICRO GENERAL CORP
filed 1997-11-14
CIK 67383

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended: September 30, 1997

                                  OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________to_________.

                   Commission file number:  0-8358

                       Micro General Corporation
        (Exact name of registrant as specified in its charter)

          Delaware                          95-2621545
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)        Identification Number)

    14711 Bentley Circle, Tustin, California               92780
    (Address of principal executive offices)             (Zip Code)

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

The number of shares outstanding of Common Stock, $.05 Par Value - 1,949,666 shares as of November 15, 1997.

                           MICRO GENERAL CORPORATION
                 FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1997
                               TABLE OF CONTENTS

  PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements.

      Balance Sheets -- September 30, 1997 and December 31, 1996.       2

      Statements of Operations -- Three months ended September 30, 1997 3 and September 30, 1996.

      Statements of Operations -- Nine months ended September 30, 1997  4 and September 30, 1996.

      Statements of Cash Flows -- Nine months ended September 30, 1997  5 and September 30, 1996.

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

                         MICRO GENERAL CORPORATION
                              Balance Sheets
                 September 30, 1997 and December 31, 1996

                                                   September 30,
                                                       1997        December 31,
                                                     (unaudited        1996

                      Assets
   Current assets:
       Cash                                         $   186,444    $   413,533
       Accounts and notes receivable, less allowance for
          doubtful receivables and sales returns of $22,000
          at 9/30/97 and $35,333 at 12/31/96             76,525        103,474
       Inventories, net (note 2)                         81,542      1,039,972
       Prepaid expenses and accrued interest            184,887        104,993
                                                    -----------    -----------
          Total current assets                        1,329,398      1,661,972

   Equipment and improvements, net (note 3)             222,709        207,659
   Other assets, net (note 4)                           855,630        320,598
                                                    -----------    -----------
                                                    $ 2,407,737    $ 2,190,229
                                                    ===========    ===========
          Liabilities and Shareholders' Equity:
   Current liabilities:
       Accounts payable                             $   168,787    $    65,480
       Accrued expenses                                 159,396        173,040
       Deferred revenue                                  14,908         60,857
                                                    -----------    -----------
             Total current liabilities                  343,091        299,377
   Long-term debt                                     2,550,000      1,500,000

Shareholders' equity:
   Preferred stock, $.05 par value; 1,000,000 shares
      authorized no shares issued and outstanding at
      9/30/97 and 12/31/96.                                  --             --

   Common stock, $.05 par value; 10,000,000 shares
       authorized 1,949,666 shares issued at 9/30/97
       and 1,949,166 shares at 12/31/96                  97,483         97,458
   Additional paid-in capital                         4,176,370      4,175,708
   Accumulated deficit                               (4,759,207)    (3,882,314)
                                                    -----------    -----------
          Total shareholders' equity                   (485,354)       390,852
                                                    -----------    -----------
                                                    $ 2,407,737    $ 2,190,229
                                                    ===========    ===========

     See accompanying notes to financial statements.

                         MICRO GENERAL CORPORATION
                         Statements of Operations
   For the Three Months Ended September 30, 1997 and September 30, 1996
                                (Unaudited)
                                                   September 30,  September 30,
                                                       1997           1996
Revenues:                                          ------------   ------------
   Product sales, net of returns of $20,573 in
      1997 and  $67,440 in 1996                    $    180,681   $    147,394
   Service and rate revenues (note 6)                    68,938         53,764
                                                   ------------   ------------
          Total revenues                                249,619        201,158

Cost of sales:
   Net product sales                                    203,307        186,545
   Service and rate revenues                             99,816         86,531
                                                   ------------   ------------
          Total cost of sales                           303,123        273,076
                                                   ------------   ------------
          Gross loss                                    (53,504)       (71,918)

Operating expenses:
   Selling, general and administrative                  308,392        335,768
   Engineering and development                           62,198         59,589
   Provision for doubtful receivables                   (17,306)         4,000
                                                   ------------   ------------
          Total operating expenses                      353,284        399,357
                                                   ------------   ------------
          Operating loss                               (406,788)      (471,275)

Interest expense, net                                   (53,418)       (15,491)
                                                   ------------   ------------
          Loss before income taxes                     (460,206)      (486,766)

Income taxes  (note 5)                                       --             --
                                                   ------------   ------------
          Net loss                                 $   (460,206)  $   (486,766)
                                                   ============   ============

Net loss per common and common equivalent share    $      (0.24)  $      (0.25)
                                                   ============   ============
Weighted average shares outstanding                   1,949,666      1,948,704
                                                   ============   ============
     See accompanying notes to financial statements.

                         MICRO GENERAL CORPORATION
                         Statements of Operations
    For the Nine Months Ended September 30, 1997 and September 30, 1996
                                (Unaudited)
                                                   September 30,  September 30,
                                                       1997           1996
Revenues:                                          ------------   ------------
   Product sales, net of returns of $100,703 in
       1997 and $150,564 in 1996                   $    511,495   $    691,617
   Service and rate revenues (note 6)                 1,047,646      1,244,203
                                                   ------------   ------------
          Total revenues                              1,559,141      1,935,820

Cost of sales:
   Net product sales                                    436,970        540,885
   Service and rate revenues                            687,098        591,944
                                                   ------------   ------------
          Total cost of sales                         1,124,068      1,132,829
                                                   ------------   ------------
          Gross profit                                  435,073        802,991

Operating expenses:
   Selling, general and administrative                  964,227      1,121,927
   Engineering and development                          230,391        354,039
   Provision for doubtful receivables                    (6,306)        14,000
                                                   ------------   ------------
          Total operating expenses                    1,188,312      1,489,966
                                                   ------------   ------------
          Operating loss                               (753,239)      (686,975)

Interest expense, net                                  (122,854)       (23,696)
                                                   ------------   ------------
          Loss before income taxes                     (876,093)      (710,671)

Income taxes  (note 5)                                      800            800
                                                   ------------   ------------
          Net loss                                 $   (876,893)  $   (711,471)
                                                   ============   ============

Net loss per common and common equivalent share    $      (0.45)  $      (0.37)
                                                   ============   ============
Weighted average shares outstanding                   1,949,305      1,948,345
                                                   ============   ============
     See accompanying notes to financial statements.

                         MICRO GENERAL CORPORATION
                         Statements of Cash Flows
    For the Nine Months Ended September 30, 1997 and September 30, 1996
                                (Unaudited)

                                                   September 30,  September 30,
                                                       1997            1996
Cash flows from operating activities:              ------------   ------------
                         Net loss                  $   (876,893)  $   (711,471)
   Adjustments to reconcile net income to net
       cash used in operating activities:
          Depreciation and amortization                  40,133         64,379
          Provision for losses on accounts receivable
          and sales returns, net of write-offs          (13,333)        (5,884)
   Change in assets and liabilities:
       Decrease in accounts receivable                   40,282        232,819
       Decrease in inventories                          158,430        191,218
       (Increase) in prepaid expenses                   (79,894)        28,544
       Increase (decrease) in accounts payable          103,307         (3,815)
       Increase (decrease) in deferred revenue          (45,949)        33,410
       Increase (decrease) in accrued expenses          (13,644)         3,641
                                                    -----------    -----------
       Total adjustments                                189,332        544,312

          Net cash used in operating activities        (687,561)      (167,159)

Cash flows used in investing activities--capital
   expenditures and capitalized product costs          (590,215)      (214,889)

Cash flows from financing activities:
   Exercise of stock options                                687          1,250
   Proceeds from notes payable                        1,050,000      1,000,000
   Proceeds from note payable to bank                        --       (275,000)
                                                    -----------    -----------
        Net cash provided by financing activities     1,050,687        726,250
                                                    -----------    -----------
Net decrease in cash                                   (227,089)      (344,202)

Cash - beginning of period                              413,533         35,222
                                                    -----------    -----------
Cash - end of period                                $   186,444    $   379,424
                                                    ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                     $   113,024    $    17,167
                                                    ===========    ===========
       Income taxes                                 $       800    $       800
                                                    ===========    ===========
   See accompanying notes to financial statements

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1997
NOTES TO FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

   General

      The operations of Micro General Corporation (the "Company") consist of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales.

      This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.

      The financial information included in this report has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 1997.

Note 2.   Inventories

      Inventories are comprised of the following at September 30, 1997 and December 31, 1996:

                                    September 30, 1997  December 31, 1996
         Parts & supplies                  $   578,407        $   683,936
         Purchased finished goods              281,850            333,376
         Consigned inventory                    21,285             22,660
                                           -----------        -----------
                                           $   881,542        $ 1,039,972
                                           ===========        ===========
Note 3.  Equipment and Improvements

       Equipment and improvements are as follows at September 30, 1997 and December 31, 1996:

                                     September 30, 1997  December 31, 1996
       Production equipment, tooling
         and construction in process       $    459,263         $  446,232
       Office furniture and
         equipment                              664,522            617,480
       Leasehold improvements                    21,417             39,347
                                           ------------         ----------
                                              1,145,202          1,103,059
       Less accumulated depreciation            922,493            895,400
                                           ------------         ----------
                                           $    222,709         $  207,659
                                           ============         ==========

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1997
NOTES TO FINANCIAL STATEMENTS

Note 4.  Other Assets

Other assets are as follows at September 30, 1997 and December 31, 1996:

                               Estimated
                               Useful Life         1997          1996

Capitalized product costs      3 to 5 years    $  810,630     $  262,558
Excess cost of assets purchased over
     fair market value             15 years       232,531        232,531
Deferred loan fees                  5 years        50,000         50,000
License rights                     10 years        41,382         41,382
Other intangible assets            15 years        23,388         23,388
                                               ----------     ----------
                                                1,157,931        609,859
Less accumulated amortization                     302,301        289,261
                                               ----------     ----------
                                               $  855,630     $  320,598
                                               ==========     ==========
During July 1996, the Company reached the technological feasibility stage of development of a project (the Meter Project), which, in accordance with Statement of Financial Accounting Standard No. 86, " Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," is the point at which qualified product costs may be capitalized. The amount capitalized at September 30, 1997 and December 31, 1996 is mainly comprised of salary expense, departmental overhead and an allocation of other indirect costs. All such capitalized costs were incurred subsequent to the achievement of technological feasibility.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1997
NOTES TO FINANCIAL STATEMENTS

Note 5.  Income Taxes

Income taxes for the nine months ended September 30, 1997 and June 30, 1996 represents the state minimum tax.

The expected income tax expense computed by multiplying earnings before income tax expense by the statutory Federal income tax rate of 34% differs from the actual income tax expense as follows:

                                          September 30,    September 30,
                                             1997               1996
       Expected tax expense               $   (298,144)    $   (241,900)
       Utilization of net operating
         loss carryforward                     291,144          238,900
       Nondeductible amortization of the
         excess cost of assets purchased
         over fair market value                  7,000            3,000
       State income taxes                          800              800
                                          ------------     ------------
                                          $        800     $        800
                                          ============     ============

       At September 30, 1997, the Company had available net operating loss carryforwards of approximately $3,604,000 and $1,546,000 for Federal and state income tax purposes, respectively. If not used to offset future taxable income, the net operating loss carryforwards will expire at various years through 2011. The Company also has investment tax credit and research and experimentation credit carryforwards aggregating approximately $80,000 which expire during the period 1997 to 2002.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1997
NOTES TO FINANCIAL STATEMENTS

Note 6.  Commitments and Contingencies

       Noncancellable operating lease commitments consist principally of the leases for the Company's manufacturing and administrative facility in California and the research and development facility in Connecticut. In December 1996, the Company entered into a four-year lease agreement for a manufacturing and office facility in California, and in turn entered into an agreement to sublease the former California facility for the same lease term and same lease payments. Sublease income is shown below as a reduction to total future lease payments. At September 30, 1997, the Company is committed to the following noncancelable operating lease payments:

           Year ending December 31,
               1997(three months)      51,900
               1998                   190,100
               1999                    97,500
               2000                    68,500
                                   ----------
                                      382,500
               Less sublease income   170,300
                                   ----------
                                   $  212,200
                                   ==========

       The Company has a license agreement with Pitney Bowes which enables the Company to manufacture and sell certain products. The license agreement expires in 2004. Annual expenses for the license agreement are minor.

       From time to time, the United State Postal Service ("USPS") and/or the United Parcel Service ("UPS") change their rates. For a fee, the Company provides its customers with programmable memory chips with the new rates which can be inserted into the Company's products. In some instances, customers prepay a fee to the Company which assures they will receive new programmable memory chips for all rate changes which occur within a predetermined period. In other instances, customers incur a fee for each time they decide to procure a new programmable memory chip. The Company experienced a UPS/USPS rate change during the nine months ended September 30, 1997 and September 30, 1996. Recorded revenues from rate changes totaled approximately $995,772 and $1,175,875 for the nine months ended September 30, 1997 and September 30, 1996, respectively. Gross profit from rate change totaled $763,275 and $1,005,850 for these same periods.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1997
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Total net product sales increased $33,287 or 23% for the three months ended September 30, 1997 ("Q3 1997") compared to the three months ended September 30, 1996 ("Q3 1996") while service and rate change revenues increased $15,174 or 28% for the same period in 1996. The increase in net product sales is due to both an increase in the dealer channel of $28,117 or 25% and an increase in the retail channel of $5,170 or 15% as compared to Q3 1996. For Q3 1997 and Q3 1996, service and rate change revenues represented approximately 28% and 27% of total revenue, respectively. The increase in rate change revenues for Q3 1997 as compared to Q3 1996, was due to a minor United States Postal Service ("USPS") rate change in June 1997. In Q3 1997 the increase in the retail channel sales is a direct result of more orders in the channel as compared to Q3 1996. The Company is continuing to seek other sources of retail distribution to further increase sales in this channel. The increase in the dealer channel is a result of greater sales of the Company's EAGLE BEST RATE SHIPPER manifest software and an increased demand for multi-carrier systems due to the UPS strike in August 1997. The Company is continuing its efforts to add products through outside distribution agreements as well as through its own research and development efforts.
    Total year-to-date net product sales decreased $180,122 or 26% for the nine months ended September 30, 1997 ("YTD 1997") compared to the nine months ended September 30, 1996 ("YTD 1996") while service and rate change revenues decreased $196,557 or 16% for the same period in 1996. The decrease in net product sales is due to both a decrease in the retail channel of $67,216 or 48% and a decrease in the dealer channel of $112,906 or 21% as compared to YTD 1996. For YTD 1997 and YTD 1996, service and rate change revenues represented approximately 67% and 64% of total revenue, respectively. The decrease in rate change revenues for YTD 1997 as compared to YTD 1996, was primarily due to a decline in the company's installed base as more scale based systems are replaced by service provider free systems and computer based systems. In YTD 1997 the decrease in the retail channel product sales is a direct result of fewer orders by a major catalog wholesaler as compared to YTD 1996. The Company is continuing to seek other sources of retail distribution to increase sales in this channel. The dealer channel sales also shows a decline in YTD 1997 as compared to the prior year. This continues to be the result of United Parcel Services("UPS") activities to provide free equipment to a large portion of the Company's customer target market for shipping room manifest systems. The Company is continuing its efforts to add products through outside distribution agreements as well as through its own research and development efforts. The Company's DOS based EAGLE BEST RATE SHIPPER and introduction of a Windows version of The EAGLE BEST RATE SHIPPER software in May 1997, are both targeted to compete against the UPS activities and other software companies. As a result of the UPS strike in August 1997, the Company experienced an increase in dealer product sales due to the multi-carrier features of their products enabling customers the ability to ship goods during the UPS strike with other carriers. A new product offering in this area, The ShipperLink, will be introduced during late fourth quarter of 1997 to help "resurrect" this product area.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1997
MANAGEMENT DISCUSSION AND ANALYSIS

    Q3 1997 cost of sales for product sales increased $16,762 or 9% as compared to the same period in 1996. The increase was due to an increase
in overall product sales.   The Q3 1997 service and rate change revenue
product costs increased $13,285 or 15% as compared to the same period in 1996. This increase is due to minor USPS rate change in June 1997. Gross loss Q3 1997 was (21%) compared to (36%) for the same period the prior year.
    YTD 1997 cost of sales for product sales decreased $103,915 or 19% as compared to the same period in 1996. The decrease was due to a change in
product mix and a decrease in overall product sales.   The YTD 1997 service
and rate change revenue product costs increased $95,154 or 16% as compared to the same period in 1996. This increase is due to the higher costs of material needed to support the UPS rate change in Q1 1997 and the minor USPS rate change in June 1997. The overall cost of goods decrease is due to a decrease in labor and overhead costs associated with product sales. Gross margin YTD 1997 was 28% compared to 41% for the same period the prior year.
    Operating expenses of the Company in Q3 1997 of $353,284 showed a
decrease of $46,073 or 12% as compared to Q3 1996.   Expenses for YTD 1997
of $1,188,312 showed a decrease of $301,654 or 20% as compared to the same period in 1996. The decreases in expenses for the three and nine month periods are the result of a decreases in selling, general and
administrative costs.    The 35% decrease in YTD 97 engineering and
development expense is due to the deferral during the nine months ended September 30, 1997 of approximately $548,072 in expense related to the Meter Project. While expenses are expected to remain relatively constant in the selling, general and administrative departments, expenses will be increased in the research and development areas as the Company increases activity to support new products for the dealer channel and further development of the Company's postage meter project currently submitted for comment to the United States Postal Service.
    Interest expense for the Company in YTD 1997 increased $99,158 as compared to YTD 1996. This increase is due to the interest associated with the convertible notes signed August 1, 1996.
    The increase in YTD 1997 net loss of $165,422 or 23% as compared to the same period in 1996, is the result of the decrease in product sales and in rate change revenue as described above.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1997
MANAGEMENT DISCUSSION AND ANALYSIS

Financial Condition, Liquidity and Capital Resources
    The Company's ability to generate cash, during the first nine months of 1997, depended largely on rate change revenue and funds generated from the notes payable signed August 1996. The Company's September 30, 1997 cash balance decreased $227,089 from December 31, 1996. The decrease is primarily attributable to the cash used for the postage meter development project. The Company did request and receive additional monies from the convertible notes during the nine months ended September 30, 1997 totaling $1,050,000. The Company's September 30, 1997 net accounts receivable balance decreased $26,949 or 26% from December 31, 1996 levels. This decrease is due to a decrease in product sales for the YTD 1997 period.
    Working capital was $986,307 at September 30, 1997 as compared to $1,362,595 at December 31, 1996. The Company's current ratio at September 30, 1997 was 3.9 as compared to 5.6 at December 31, 1996.
    The Company's total net inventories decreased $158,430 or 15% at September 30, 1997 as compared to December 31, 1996. The decrease in inventory is related to the sale of products for the nine months ended September 30, 1997 and rate change products during the first quarter of 1997.
    The Company has available liquidity through two financing agreements entered into on August 1, 1996, to provide additional funding primarily for operations and the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service proposed regulations. At September 30, 1997, the Company was not in compliance with certain of the financial covenants associated with the convertible notes, and received a waiver.
    The Company is currently operating without a revolving line of credit agreement to fund working capital requirements since this is prohibited by the terms of the note agreements. Current liquidity is being funded through the aforementioned product sales, service and rate change revenues and a portion of periodic drawdowns on its financing agreements.
    Management is pursuing modifications of the terms of its loan agreements. With these modifications, the Company believes it will have adequate liquidity available thought the remainder of 1997.

    The Company does not engage in any significant off balance sheet financing.

Inflation
    The effect of inflation on operating results has, historically, been insignificant.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1997
PART II - OTHER INFORMATION

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
           a. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K):
                 11. Computation of earnings (loss) per share is not provided as the calculation can be clearly determined from the material contained in Item 1 of Part I.
           b. The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED SEPTEMBER 30, 1997
PART II - SIGNATURES

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MICRO GENERAL CORPORATION


Date:  November 14, 1997                     /s/   Thomas E. Pistilli
                                     ----------------------------------
                                     Thomas E. Pistilli
                                     President
                                     Chief Executive Officer
                                     Chief Financial Officer


                                          /s/ Linda I. Morton
                                     ----------------------------------
                                     Linda I. Morton
                                     Controller