Form 10-K
period 1997-12-31
MICRO GENERAL CORP
filed 1998-03-31
CIK 67383

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-K

           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1997  Commission File No.0-8358

                          MICRO GENERAL CORPORATION
        (Exact name of registrant as specified in its charter)

            DELAWARE                              95-2621545
     (State or other jurisdiction of        (I.R.S. Employer Identification
        incorporation or organization)          No.)


       14711 Bentley Circle Tustin, California          92780
     (Address of principal executive offices)       (Zip Code)

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

As of December 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $985,052 .

As of December 31, 1997, the registrant had 1,949,666 shares of common stock, $.05 par value outstanding.

The information required by Part III (items 10,11,12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1998 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year.

PART I

Item 1.   BUSINESS

Introduction

     Micro General Corporation (the "Company") designs, markets and sells parcel shipping systems and electronic postal scales for use in shipping departments and office mailrooms. The Company earns revenues both from the initial sale of shipping systems and scales and from subsequent rate updates resulting from rate changes by the United States Postal Service ("USPS"), United Parcel Service ("UPS") and other parcel carriers (see the following "Rate Change Modifications" discussion). The Company's products reduce labor costs in shipping parcels and letters and, by consistent use of accurate weight and corresponding shipping or postage rates, can significantly reduce shipping and postage rate errors.
     The Company's products are programmed with the current shipping rates of USPS, UPS, Roadway Parcel Service ("RPS"), Federal Express ("FedEx") and other major carriers. The high-end models of the Company's parcel shipping systems and each of the Company's postal scale models also permit the customer to choose additional carriers' rates from the Company's rate library. The Company's ability to customize a shipping system or postal scale to include additional carriers' rates in accordance with each customer's shipping or mailing preferences permits the customer to choose the optimum carrier and class of service for a particular parcel or letter by quickly "rate shopping" between the standard shipping or postal rate of different carriers.

Development of the Company's Business

     In March 1981, the Company acquired all of the outstanding stock of Coda Enterprises, Inc., a California corporation ("CODA"). Since its 1978 inception, CODA had designed and manufactured an electronic postal scale and a piece-count scale and had sold those products under a private label contract with a distributor of mailroom equipment. In December 1981, CODA merged with the Company and the Company changed its name to Micro General Corporation.
The Company has since redirected its resources to the development of its microprocessor-based parcel shipping systems and postal scales. The Company has initiated in recent years a postal meter development project to facilitate
its entry into this lucrative market.   In 1988, the Company reincorporated in
Delaware.

Industry Overview

     Prior to 1956, the USPS provided the sole means of letter or parcel delivery throughout the United States. Currently many other companies such as UPS, FedEx and others, provide nationwide coverage in the package delivery business. There are currently more than 30 letter and parcel delivery companies which compete directly with the USPS. Additionally, deregulation of the airline and trucking industries has lessened certain prior barriers to reducing the cost of delivering letters and parcels by these particular modes of transportation.
     In order to provide reliable delivery information regarding the location of en-route parcels, parcels must be uniquely tagged or bar-coded so that package origin, destination, class of service and other data can be quickly read and input into the carrier's information system. The ability to produce this tag has created a significant potential opportunity for the Company
within the mailing and shipping industry.   These products also make data
entry less difficult. Although carriers are currently investing in plant and equipment to automate the handling of parcels and letters, many of their customers still use hand ledgers, manual zip-to-zone charts, spring scales and other conventional mechanical equipment which lack the accurate weight/cost precision of the Company's family of microprocessor-based and computer-based products.
     The Company believes that the number of UPS and other parcel carrier users who might have a need for the Company's products represents a significant market.

Products and Markets

     The Company's family of microprocessor-based, computer-based parcel shipping systems and postal scales are as follows:

     Parcel Shipping Systems. The Company believes its parcel shipping systems offer cost and productivity advantages over manual methods of parcel shipping recording for businesses which consistently use UPS, the USPS or other parcel carriers. First, the Company's parcel shipping systems automate transaction recording and label identification on a package-by-package basis. For example, a system's "manifest" printout, by itself, adequately documents parcel shipments for pickup, delivery and accurate billing by a carrier. Additionally, these systems allow the user to determine the most economically acceptable method of shipment, to determine and apply the correct shipping charge, and to record data relevant to the transaction for use both by the shipper and the parcel carrier.
     The user places the parcel on the system's electronic scale platform (which has a maximum rating of 150 pounds), then enters the desired carrier and class of service and the parcel's destination zip code. Each entry is accomplished by pushing a single, clearly identified button. The user can instantly display the rates for alternative carriers and classes of service by depressing a single key for each such inquiry. When a carrier and class of service have been selected, the user enters a package identification number and, with a single keystroke, prints the shipping label. Simultaneously, the transaction is automatically entered into a computerized memory which both the carrier and the shipper's accounting department can access.
      The suggested retail prices for the Company's parcel shipping systems range from $795 to $3,000, excluding options.

     Computer-based Shipping Systems. The Company currently offers computer software and "turn-key" systems for shipping and warehouse automation. The software programs include many of the standard features already found in the Company's parcel shipping systems. The software programs have the ability to take advantage of all of the carriers now offered with the Company's other products. The suggested retail prices for the Company's software programs, which can be sold with or without equipment, range from $1,195 to $5,000, excluding options.

     Mailing Scales. The Company currently offers both digital electronic scales as well as mechanical spring scales. The Company's digital display electronic postal scales are primarily designed for office mailroom use. Relying upon Company-designed microprocessor-based circuitry, parcel or letter weight is instantly displayed in digital format. When a class of service is selected on the membrane switch keyboard, the precise postage is computed and displayed. Sophisticated features, such as the ability to connect directly to a printer to provide instantaneous accounting for transactions or to an electronic postage meter for automatic setting and dispensing of postage, are possible because of the microprocessor-based design. Use of the Company's scales enables businesses to decrease postage costs by eliminating the inefficiencies and errors which commonly occur when mechanical scales and manual rate tables are used. The Company's postal scales are available in maximum weight capacity ratings of 1 to 150 pounds. The suggested retail prices for the Company's postal scales range from approximately $10 to $1,295, excluding options.

     Tape Dispensing Systems. The Company currently offers a manual and electronic gummed tape dispensing system. This system is used for securing boxes for shipment. The suggested retail price for the Company's tape dispensing system is $330 to $1,150, excluding options.

     Rate Change Modifications. Currently, the Company maintains a rate library containing rate information for most national and regional parcel carriers. The Company updates this library whenever a carrier's rate change occurs.
     Modifying the Company's units in the field to reflect rate changes by the USPS, UPS or other carriers in the Company's rate library is done by inserting programmable read-only memory chips ("PROMS") into designated slots in the Company's parcel shipping systems and postal scales or via floppy disk updates for computer-based systems. The Company generally charges a fee for each new PROM or disk it provides. Alternatively, the Company will, for a one-time fee, provide updated rate PROMS as required for a specified period of time. As the Company's installed unit base grows, potential revenues associated with rate changes represent a significant source of revenue and profit for the Company. PROMS related to rate changes are sold both to dealers and directly by the Company for its installed customer base. For each rate PROM sold to an end-user customer, a percentage of the purchase price is generally credited to the dealer that originally sold the system to the customer, provided that the dealer is still an authorized Company dealer. No such allowances are paid where sales of the underlying equipment were not through dealers.

Marketing, Sales, Warranties and Customers

     Marketing and Sales. The Company's strategy is to select market niches in which its technology provides price and/or performance advantages over products offered by the market leaders. The Company's position is primarily in software, but the unique appearance, functionality and built in "ease of use" of its products are also considered to be significant competitive
advantages.   With the increase of UPS owned equipment and free software available to the customers, the Company seeks new products to replace the customers lost to UPS equipment.
     The Company sells its dealer products through a network of more than 140 dealers located throughout the United States and Canada, although approximately 30 dealers account for the majority of the Company's sales. The Company believes the loss of any particular dealer would not have a material adverse effect on the Company's operating results. All dealer orders accepted by the Company are shipped and invoiced to dealers at discounts from the Company's suggested retail list price. The Company's normal sales terms to its qualified dealers are net 30 days from invoice date. Company sales are generally final and are supported by a Company-issued order entry acknowledgment which specifies all terms and conditions of the contracted sales transaction. However, in addition to any product returns resulting from product defects, the Company is obligated under some of its dealer agreements to accept the return of unopened inventory from terminated dealers (subject to a restocking fee). The Company, at its discretion, periodically permits dealers to return products for credit or exchange (subject to a restocking fee in most cases) due to dealers' lost sales or dealers' errors in ordering or evaluating end-user customer needs. Returns as a percentage of product sales for 1997, 1996, and 1995, were 13%, 19%, and 16%, respectively. The Company believes that the allowance for sales returns at December 31, 1997 and December 31, 1996, is adequate in light of historical experience.
     The Company typically experiences significantly higher revenues in the first quarter of each year, which is attributable to the sales of carrier rate changes. When a USPS or UPS rate change occurs many product users update their machines with new rates which provides significant rate change revenues to the Company.
          A comparison of first quarter sales in the last 3 years in relation to annual sales is as follows:

               1st Quarter         Annual Sales   %
     1997      $1,040,051          $1,774,051          59%
     1996      $1,470,389          $2,155,378          68%
     1995      $2,173,689          $4,041,921          54%


     Even though history has shown that the carrier rate changes traditionally have occurred in the first quarter, the Company believes this should not be included as a seasonal impact. There can be no assurance as to the timing of future rate changes.
     In 1990, the Company established a network of manufacturer's representatives to sell the retail products to stationary stores, direct mail houses, wholesalers and office product resellers. This portion of the business in 1997, 1996 and 1995 represents 14%, 20% and 29% of the Company's total product sales, respectively.

     Warranties. Individual dealers have responsibility for installation and service of the Company's products. The Company's distributed products are sold with a 90-day warranty on material and labor. The Company bears the costs incurred in providing such in-warranty repairs. The Company invoices the dealers on a time and materials basis for out-of-warranty repairs performed by the Company. In 1997, 1996, and 1995 the Company's costs to perform both in-warranty and out-of-warranty repairs, in the aggregate were 5%, 8 %, and 13%, respectively, of total product sales.

     Customers. As of December 31, 1997, the Company estimates it had an aggregate installed base of approximately 20,000 parcel shipping systems, postal scales and piece count scales. Moreover, no individual dealer accounted for more than 10% of the Company's 1997 total net revenues.

     Backlog. The Company typically enters facsimile orders from its dealers, considers these orders part of backlog, and schedules delivery for a date within 10 days from receipt of the order. Subsequent confirmation through a written purchase order is normally obtained. On a monthly basis, the Company generates a listing of scheduled and confirmed backlog. Backlog cancellations have historically been nominal. The backlog at December 31, 1997, is not material.

Competition
       The Company competes in an industry characterized by intense and increasing competition. To the Company's knowledge, there are approximately 20 competitors engaged in either the sale or lease of electronic shipping systems or postal scales. Among these, Pitney Bowes, Inc. has a dominant position in the postage meter market, and UPS has a dominant position in the parcel shipping systems market.
     The Company sells principally to shippers having moderate volumes of daily shipments. Various firms are selling parcel shipping software that customers use with their existing in-house computer systems. Also, various air express and other shipping firms are now providing free computerized parcel shipping systems and offering volume discounts to end-user customers that maintain specified minimum shipping volumes.
     The Company believes that the price/performance features of its products continue to compare favorably with their various competitors. Nevertheless, many of the Company's competitors have far greater financial and personnel resources than those of the Company, including direct sales branches and substantial marketing and product development programs. Consequently, there can be no assurance that future competition from such competitors will not have a material adverse effect on the Company's business.
     United Parcel Service has mandated that beginning July 1, 1998, new installations of shipping systems will be required to be connected electronically to the carrier's computers. The Company's "EAGLE BEST RATE SHIPPER" and "SHIPPER LINK" products will comply by such dates. Products sold before this date are "grandfathered", and will not be subject to the new
regulations.   Through upgrades and product modifications, the Company does not expect any negative financial impact from this change.

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

Engineering and Development
     For the years ended December 31, 1997, 1996 and 1995, the Company's expenditures for engineering, research and development approximated $628,000, $556,000, and $638,000, respectively. In May 1995, the engineering department was moved to the Company's facility in Oxford, Connecticut. The Company's 1997 engineering, research and development activities included the UPS and RPS rate changes in the first quarter of 1997 and a new multi-carrier scale-based product, the Shipper Link, released in January 1998. The postage meter development project, started in 1995, is progressing and is scheduled for submission to the United States Postal service for testing and approval during the second quarter of 1998. Product release of the Company's postage meter is targeted for the third quarter of 1998. It has been reported, in various publications, that the U.S. Postal Service has announced the decertification of all mechanical postage meters in the U.S. with the phase-out period to be completed by March 1999. It is estimated that 774,000 meters are affected by
this anticipated ruling.   This ruling provides the Company with an
opportunity to enter a major new market. Submission for approval to the U.S. Postal Service of the Company's first postage meter is expected by mid-1998.

Patents and Licenses
     The Company has federally registered the trademarks "CODA", "MAILMATE ", "PC SHIPMATE ", "SMART METER ", "SMART LABEL ", "SHIP SAVER ", "SHIPMATE ", "SHIP MASTER ", "SHIP-EASY", "SHIP COMMANDER ", "Eagle Best Rate Shipper", and
"SHIPPER LINK".   During 1996 and 1997, the Company has applied for several
patents which pertain to the postage meter project. Two such patents have been issued during 1997.

Employees
     As of December 31, 1997, the Company employed 30 people. The Company's employees are not represented by a labor union and it has experienced no work stoppages. The Company believes that its employee relations are good. The Company augments its work force with temporary staff during periods of rate change shipments.

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

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.



Executive Officers of the Registrant

     The following sets forth the name, age and offices presently held by the Company's executive officers:

Thomas E. Pistilli         55  President, Chief Executive Officer,
                               Chief Financial Officer and Director

John J. Horbal             60 Vice President - Engineering

Linda I. Morton            45 Corporate Secretary and Controller

Robert F. Baker            50 Vice President - Sales and Marketing

THOMAS E. PISTILLI
     Mr. Pistilli has served as the President, Chief Executive Officer, Chief Financial Officer, and Director since November 1994. Prior to joining the Company, Mr. Pistilli served as a management consultant to the Company for approximately two years. Mr. Pistilli is the former President and Chief Executive Officer of International Mailing Systems, Inc. (ASCOM/HASLER), Shelton, Connecticut, where he served in that capacity for 11 years and
overall with that Company for 18 years.   Mr. Pistilli, a Certified Public
Accountant, was previously employed by KPMG Peat Marwick LLP, for a period of
seven years.   Mr. Pistilli is a member of the Board of Directors, serving since November 1994.

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

ROBERT F. BAKER
     Mr. Baker joined the Company as Vice President - Sales and Marketing in January 1997. Prior to joining the Company, Mr. Baker was a Vice-President with Better Homes and Gardens Real Estate since 1989. Mr. Baker also served in various senior sales management positions with ASCOM/HASLER, Scriptomatic and Pitney Bowes.
     PART II

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

Fiscal Quarters                                 Bid Price
                                             High      Low
     Year Ended December 31, 1997
       First Quarter                    $    1.88      1.13
       Second Quarter                        1.38      1.00
       Third Quarter                         1.50      1.13
       Fourth Quarter                        2.38      1.75

     Year Ended December 31, 1996
       First Quarter                    $    3.50      1.50
       Second Quarter                        3.25      2.00
       Third Quarter                         3.38      2.00
       Fourth Quarter                        2.63      1.63


Number of Common Shareholders

     The number of shareholders of record of the Company's common stock at December 31, 1997 was 596.

Dividends

     The Company intends to continue its policy of retaining all earnings for reinvestment in the business operations of the Company. Under Delaware law, the Company's Board of Directors may declare and pay dividends on its outstanding shares in cash or property only out of the unreserved and unrestricted earned surplus. The Company has an accumulated deficit of $5,407,674, as of December 31, 1997 and accordingly, Delaware law prohibits the Company from paying cash dividends except to the extent that the Company has net profits in any fiscal year or the preceding fiscal year. There were no accumulated dividends as of December 31, 1997.

Item 6.  SELECTED FINANCIAL DATA

This Annual Report Form 10-K contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.

The following table summarizes selected financial data. This data is derived from and qualified in its entirety by the more detailed financial statements included elsewhere herein.


                                                  Year Ended
                                      (in thousands, except per share data)

                       12/31/97    12/31/96    12/31/95    12/31/94   12/31/93
                       --------    --------    --------    --------  --------
Net Product Sales      $   672     $   834     $ 1,743     $ 2,710    $ 3,104
Service and Rate
   Change Revenue        1,102       1,321       2,299       2,059      1,950
                       --------    --------    --------    --------   --------
Total Revenues           1,774       2,155       4,042       4,769      5,054
Cost of Sales            1,526       1,399       1,937       2,863      2,864
                       --------    --------    --------    --------   --------
Gross Profit               248         756       2,105       1,906      2,190
                       --------    --------    --------    --------   --------
Net Earnings (Loss)    $(1,525)    $(1,182)    $  (230)    $  (297)   $   375
                       ========    ========    ========    ========   ========
Net Earnings (Loss) Per Share
      Basic            $ (0.78)    $ (0.61)    $ (0.12)    $ (0.16)   $   .20
      Diluted          $ (0.78)    $ (0.61)    $ (0.12)    $ (0.16)   $   .20
                       ========    ========    ========    ========   ========
Weighted Average Number of Shares Used in Computation*
      Basic            1,949,563   1,948,541   1,940,666   1,883,876 1,882,240
      Diluted          1,949,563   1,948,541   1,940,666   1,883,876 1,882,240
_________________________
*Effective December 31, 1997, the company adopted Financial Accounting Standards No. 128 "Earnings per Share". All prior periods have been restated accordingly.


                                                      Year Ended
                                                    (in thousands)
                      12/31/97    12/31/96    12/31/95    12/31/94    12/31/93
                      --------    --------    --------    --------    --------
Working Capital       $   311     $ 1,363     $ 1,340     $ 1,512     $ 1,778

Total Assets            2,840       2,190       2,084       2,420       2,575

Shareholders'
   Equity(Deficiency)  (1,134)        391       1,572       1,736       2,027

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF             OPERATIONS

Results of Operations

A. Comparison of Fiscal 1997 and Fiscal 1996

     Total revenue for the Company in 1997 decreased $381,327 or 18% compared to the same period in 1996. The overall decrease is a combination of a decrease in product sales of $93,484 or 14% in the dealer channel and $69,076 or 42% in the retail channel, a decrease in service revenue of $25,074 or 27%, and a decrease in rate change revenue of $193,693 or 16%. The decline of sales in the retail channel is due to the Company's withdrawal from a major supplier's catalog who has exclusive arrangements with one large-scale supplier. The decrease in the dealer channel is the result of continued pressure on the manifest industry by United Parcel Service and other carriers who provide free software and equipment to customers and a decrease in placement of new systems. The decrease in the rate change revenue is a result of a decline in the customer base due to replacement of Company systems by carrier systems. The Company is continuing to develop new products for the dealer channel. Introduction of the Shipper Link in December 1997, allows the dealers to provide a product that will perform like a scale-based manifest system, but allow electronic transmission of shipper data to carriers like a PC -based system. The Company is currently working on new products that will provide electronic transmission features. Sales of the Company's computer-based software program, "The Eagle-Best Rate Shipper", were lower than expected due to a delay in releasing of the Windows version. Release of the Windows version occurred in January 1998.

     Cost of sales for product sales increased $132,108 or 13%. The service and rate change revenue costs decreased $4,282 or 1% as compared to the same period in 1996. The increase in the cost of product sales is due to lower sales volume resulting in labor and overhead in the manufacturing facility being absorbed by fewer units produced.

     Gross margin overall decreased 67% for the year ended December 31,1997 as compared to the prior year. The primary reason was attributable to lower product sales with a 19% decrease in product sales compared to 1996.

     Operating expenses for the Company in 1997 decreased $305,980 or 16% as compared to the prior year. The decrease is a result of a number of factors including the reduction in the selling, general and administrative expense of $139,270 or 10% due to downsizing. The decrease in engineering and development expenses is a result of an increase of $71,684 in actual expense offset by an increase in the capitalization of $215,804 of costs relating to the postage meter project. The introduction of the postage meter is anticipated for late 1998, after submission to the U.S. Postal Service for testing and approval during the 2nd quarter 1998. The provision for doubtful receivables decreased $19,192 as compared to 1996 due to a decrease in the accounts receivable balance.

     Interest expense for the Company in 1997 increased $147,878 as compared to the prior year. This increase is due to the interest associated with convertible notes issued August 1, 1996 and the additional notes issued November 25, 1997 (see note 7).

     The net loss of $1,525,360 is $343,194 or 29% higher than the prior year. The loss is primarily attributable to lower total revenue for 1997. The decline in profit, due to lower sales revenue, was partially offset by lower operating expenses and capitalized costs associated with the meter project.

B. Comparison of Fiscal 1996 and Fiscal 1995

     Total revenue for the Company in 1996 decreased $1,886,543 or 47% compared to the same period in 1995. The overall decrease was a combination of a decrease in product sales of $561,572 or 46% in the dealer channel and $346,762 or 68% in the retail channel, a decrease in service revenue of $75,025 or 45%, and a decrease in rate change revenue of $903,184 or 42%. The decline of sales in the retail channel is a result of a consolidation of various superstores and catalogue houses who have exclusive arrangements with one large-scale supplier. The decrease in the dealer channel is primarily the result of continued pressure on the manifest industry by United Parcel Service and other carriers who provide free software and equipment to customers. The decrease in the rate change revenue was a result of only a single UPS rate change in February 1996 versus both a UPS and USPS rate change in both January and August 1995. The Company developed new products for the dealer channel. The introduction in May 1996 of a low priced computer-based software program "The Eagle-Best Rate Shipper" along with the retail version, "The Eagle Parcel
Center 2000" in early 1997   increased sales volume as the dealers become more
acclimated and better trained to market this product.

     Cost of sales for product sales decreased $341,099 or 25%. The service and rate change revenue costs decreased $197,769 or 34% as compared to the same period in 1995. The decrease is due to lower sales and a reduction in other product costs.

     Gross margin overall decreased 64% for the year ended December 31,1996 as compared to the prior year. The primary reason was attributable to lower product sales with a 43% decrease in gross margin compared to 1995.

     Operating expenses for the Company in 1996 decreased $458,195 or 20% as compared to the prior year. The decrease is a result of a number of factors including the reduction in the selling, general and administrative expense of $215,097 or 13% due to downsizing and a decrease in engineering and development expense of $81,336 and the capitalization of $146,198 of costs relating to the postage meter project. The provision for doubtful receivables decreased $15,564 as compared to 1995.

     Interest expense for the Company in 1996 increased $54,538 as compared to the prior year. This increase is due to the interest associated with convertible notes signed August 1, 1996(see note 7).

     The net loss of $1,182,166 increased $952,514 or 415% from a loss of $229,652 in the prior year. The loss is primarily attributable to lower rate change revenue for 1996 due to only one rate change versus two in 1995. The decline in profit, due to lower sales revenue, was partially offset by lower operating expenses and deferred research and development expense. The profit associated with one rate change is approximately $700,000.


C. Financial Condition, Liquidity and Capital Resources

     The Company's ability to generate cash depends on rate change revenue, long term debt, the sale of inventory and collection of accounts receivable. The Company's 1997 cash balance decreased $94,688 or 23% from December 31, 1996. The decrease compared to December 31, 1996 is primarily attributable to a decrease in sales and an increase in spending related to the "Meter Project." At December 31, 1997, the Company had borrowed $3,000,000 from the convertible notes (see note 7) and $600,000 from the new notes signed November, 1997. The Company's 1997 net accounts receivable balance decreased $6,251 or 6% from December 31, 1996 levels. This decrease is due to reduced sales.

     Working capital has ranged from $1,362,595 in 1996 to $310,713 in 1997. The Company's current ratio at December 31, 1997 was 1.3 compared to 5.6 at December 31, 1996. The decline is due to the increase in current liabilities relating to the notes payable signed in November 1997, and the current portion of the convertible notes issued August 1, 1996.

     The Company's total inventories decreased $186,939 or 18% at December 31, 1997 as compared to the prior year end. The decrease in inventory is related to the sale of products and reduced purchasing throughout the year.

     The Company provided cash through the two financing agreements entered into on August 1, 1996, to provide additional funding primarily for the retirement of bank debt, operations, and to fund the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service proposed regulations and two additional notes issued November 25, 1997 (see note 7). At December 31, 1997, the Company was in compliance with all financial covenants associated with the convertible notes or has received waivers from the noteholders.

     The Company is currently operating without a revolving line of credit agreement to fund working capital requirements. Current liquidity is being funded through the aforementioned product sales, service and rate change revenues and note payables.

     Based upon the Company's current cash projections which demonstrate a cash shortfall using these sources of liquidity, its lack of a revolving credit agreement and the uncertainty regarding its ability to access other sources of liquidity, substantial doubt exists regarding its ability to continue as a going concern.

     Management is pursuing additional sources of new capital. Based on the terms of the current notes, note holders would have to approve any additional funding. The Company also believes that new product introduction in 1997 will reduce operating losses.

     The Company's investment in capital expenditures for 1997 increased slightly over 1996. There were no material commitments for capital expenditures as of December 31, 1997. The Company's only significant domestic capital expenditures in the near future will relate to the manufacture of it's line of postage meters.

      The Company does not engage in any material off balance sheet financing.

Inflation

     The effect of inflation on operating results has, historically, been insignificant.

Year 2000

     Many computer programs use only the last two digits of a year to store or process dates. This is the case with the accounting program used by the Company. As a result, the programs may treat dates after 1999 as earlier than dates before 2000. This could adversely affect routines such as calculating depreciation or aging accounts receivable. The Company is currently assessing the issue and will correct this defect in the Company's program. The Company expects the defect will be corrected without material cost before the year 2000. The Company's products are not impacted by the year 2000 changeover. The Company's customers, suppliers and service providers may use computer programs with similar defects which, to the extent not corrected, may adversely affect the Company's operations, such as the receipt of supplies, services, purchase orders and payments of accounts receivable.
     While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have an effect on some of our customers and suppliers, and thus indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL             DISCLOSURE

     None.

     PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information required by this
Item in the Company's definitive proxy statement for the 1998 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

Item 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information required by this
Item in the Company's definitive proxy statement for the 1998 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information required by this
Item in the Company's definitive proxy statement for the 1998 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information required by this
Item in the Company's definitive proxy statement for the 1998 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

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

     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1997.

          MICRO GENERAL CORPORATION
          Annual Report - Form 10-K
          Items 8, 14(a)(1) and 14(a)(2)
          Financial Statements and Schedules
          December 31, 1997, 1996 and 1995
          (With Independent Auditors' Report Thereon)

MICRO GENERAL CORPORATION

Index to Financial Statements and Schedule

Independent Auditors' Report                                              1

Balance Sheets - December 31, 1997 and 1996                               2

Statements of Operations - Years ended December 31, 1997, 1996 and 1995   3

Statements of Shareholders' Equity (Deficiency) - Years ended
   December 31, 1997, 1996 and 1995                                       4

Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995   5

Notes to Financial Statements                                             6

Schedule
Valuation and Qualifying Accounts - Schedule II

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

Independent Auditors' Report
The Board of Directors and Shareholders
Micro General Corporation:
     We have audited the accompanying balance sheets of Micro General Corporation as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro General Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has limited working capital resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMP PEAT MARWICK LLP
Orange County, California
February 20, 1998

MICRO GENERAL CORPORATION
Balance Sheets
December 31, 1997 and 1996

               Assets (Note 7)                       1997              1996
                                                   ---------       ----------

Current assets:
     Cash                                        $  318,845         413,533
   Accounts and notes receivable, less allowance
     for doubtful receivables and sales returns of
     $16,141 and $35,333 in 1997 and 1996,
     respectively                                    97,223         103,474
   Inventories (note 3)                             853,033       1,039,972
   Prepaid expenses                                 264,970         104,993
                                                  ---------       ---------
          Total current assets                    1,534,071       1,661,972

   Equipment and improvements, net (note 4)         209,351         207,659
   Other assets, net (note 5)                     1,096,115         320,598
                                                  ---------       ---------
                                                 $2,839,537       2,190,229
                                                  =========       =========

  Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
  Notes payable (note 7)                         $  850,000              --
  Accounts payable                                  163,455          65,480
  Accrued expenses                                  203,791         173,040
  Deferred revenue                                    6,112          60,857
                                                  ---------       ---------

          Total current liabilities               1,223,358         299,377
                                                  ---------       ---------
  Long-term debt (note 7)                         2,750,000       1,500,000
                                                  ---------       ---------

Shareholders' equity (deficiency) (note 8):
  Preferred stock, $.05 par value.  Authorized
    1,000,000 shares;  none issued and outstanding       --              --
  Common stock, $.05 par value.  Authorized
   10,000,000 shares; issued and outstanding
   1,949,666 and 1,949,166 shares in 1997 and
   1996, respectively                                97,483          97,458
  Additional paid-in capital                      4,176,370       4,175,708
  Accumulated deficit                            (5,407,674)     (3,882,314)
                                                 ----------      ----------
       Total shareholders' equity (deficiency)   (1,133,821)        390,852

  Commitments and contingencies (note 10)                --              --
                                                 ----------      ----------
                                                 $2,839,537       2,190,229
                                                 ==========      ==========
See accompanying notes to financial statements.

MICRO GENERAL CORPORATION
Statements of Operations
Years ended December 31, 1997, 1996 and 1995

                                              1997        1996        1995
                                            ----------  ---------  ----------
Revenues:
 Product sales, net of returns of $86,061,
   $158,435 and $278,839 in 1997, 1996 and
   1995, respectively                      $  672,049    834,609   1,742,943
 Service and rate change revenues (note 10) 1,102,002  1,320,769   2,298,978
                                           ----------  ---------  ----------
          Total revenues                    1,774,051  2,155,378   4,041,921

Cost of sales:
  Products                                  1,141,026  1,008,918   1,350,017
  Service and rate changes                    385,316    389,598     587,367
                                           ----------  ---------- -----------
          Total cost of sales               1,526,342  1,398,516   1,937,384
                                           ----------  ---------- -----------
          Gross profit                        247,709    756,862   2,104,537

Operating expenses:
  Selling, general and administrative       1,319,955  1,459,225   1,674,322
  Engineering and development                 266,242    410,362     637,896
  Provision for (collections of)
     doubtful receivables                      (6,305)    16,285      31,849
                                            ----------  ---------  ----------
          Operating loss                    (1,332,183)(1,129,010)  (239,530)

Interest and other income (expense), net      (192,377)   (52,356)    10,678
                                            ----------- ---------- -----------
          Loss before income tax expense    (1,524,560)(1,181,366)  (228,852)

Income tax expense (note 6)                        800        800        800
                                            ----------- ---------- -----------
          Net loss                         $(1,525,360)(1,182,166)  (229,652)
                                          ============ =========== ============
Loss per common share:
  Basic                                   $      (.78)       (.61)      (.12)
  Diluted                                        (.78)       (.61)      (.12)
                                          ============ =========== ============
Weighted average common shares used in
  computing per share amounts:
  Basic                                     1,949,563   1,948,541   1,940,666
  Diluted                                   1,949,563   1,948,541   1,940,666
                                          ============ =========== ============
See accompanying notes to financial statements.

MICRO GENERAL CORPORATION
Statements of Shareholders' Equity (Deficiency)
Years ended December 31, 1997, 1996 and 1995

                                                                             Total
                                                      Additional              shareholders
                  Preferred stock   Common stock      paid-in    Accumulated   equity
                   Shares  Amount   Shares    Amount    capital     deficit   (deficiency)
                  ------- -------  ---------  -------  ---------  ----------- ------------
Balance at
December 31, 1994   --  $   --      1,888,166 $94,408  4,111,883  (2,470,496)  1,735,795

 Stock options
 exercised (note 8)  --      --       60,000   3,000     62,625          --      65,625

 Net loss            --      --           --      --         --    (229,652)   (229,652)
                  ------- -------  --------- -------- ---------  ----------- ------------
Balance at
 December 31, 1995   --      --    1,948,166  97,408  4,174,508  (2,700,148)  1,571,768

Stock options
 exercised (note 8)  --      --        1,000      50      1,200          --       1,250

Net loss             --      --           --      --         --  (1,182,166) (1,182,166)
                  ------- -------  --------- -------- ---------  ----------- -----------
Balance at
 December 31, 1996   --      --    1,949,166  97,458  4,175,708  (3,882,314)    390,852

Stock options
 exercised (note 8)  --      --          500      25        662          --         687

Net loss             --      --           --      --         --  (1,525,360) (1,525,360)
                  ------- -------  --------- -------- ---------  ----------- -----------
Balance at
 December 31, 1997   --   $ --    $1,949,666 $97,483  4,176,370  (5,407,674) (1,133,821)
                  ======= =======  ========= ======== =========  =========== ===========

See accompanying notes to financial statements.

MICRO GENERAL CORPORATION
Statements of Cash Flows
Years ended December 31, 1997, 1996 and 1995

                                            1997          1996         1995
                                         ------------  ------------ ------------
Cash flows from operating activities:
  Net loss                               $(1,525,360)   (1,182,166)   (229,652)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization            90,547       111,223     108,281
     Provision for (collections of)
      doubtful receivables                    (6,305)       16,285      31,849
     Provision for sales returns              86,061       158,435      62,739
     Decrease (increase) in assets:
       Accounts and notes receivabl          (73,505)       71,797     173,855
       Income tax receivable                      --            --       7,000
       Inventories                           186,939       284,137    (183,926)
       Prepaid expenses                     (159,977)       34,440     133,999
       Other assets, net                    (792,307)     (308,558)    (15,000)
     Increase (decrease) in liabilities:
       Accounts payable                       97,975        14,202    (244,793)
       Accrued expenses                       30,751         8,495     (63,527)
       Deferred revenue                      (54,745)       39,180    (138,176)
                                         ------------   -----------  -----------
         Net cash used in
          operating activi                (2,119,926)     (752,530)   (357,351)
                                         ------------   -----------  -----------
Cash flows used in investing
  activities--capital expenditures           (75,449)      (95,409)   (100,900)
                                         ------------   -----------  -----------
Cash flows from financing activities:
  Proceeds from notes payable              2,100,000     1,500,000          --
  Net proceeds (repayment) of notes
    payable to bank                               --      (275,000)    275,000
  Issuance of common stock                       687         1,250      65,625
                                         ------------   -----------  -----------
    Net cash provided by financing
      activities                           2,100,687     1,226,250     340,625
                                         ------------   -----------  -----------
    Net increase (decrease) in cash          (94,688)      378,311    (117,626)

Cash at beginning of year                    413,533        35,222     152,848
                                         ------------   -----------  -----------
Cash at end of year                      $   318,845       413,533      35,222
                                         ============   ===========  ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                             $   174,158        54,539       2,000
    Income taxes                                 800           800         800
                                          ==========   ===========   ===========
See accompanying notes to financial statements.

MICRO GENERAL CORPORATION
Notes to Financial Statements
December 31, 1997, 1996, 1995

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company adopted the provisions of Statement of Financial Accounting Standard No. 121 (Statement No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

New Accounting Pronouncements

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All loss per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements.

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

Capitalized Software Development Costs

Software development costs incurred after the establishment of technological feasibility are capitalized and amortized using the straight-line method over the estimated economic life of the product.

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, deferred revenue, notes receivable, prepaid expenses, other assets, accounts payable and accrued expenses are measured at cost which approximates their fair value due to the short maturity of these instruments.

The fair values of notes payable and long-term debt are estimated based on quoted market prices for similar issues.

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

Stock Option Plan
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (note 8).

(2)  Liquidity and Going Concern

The Company has suffered losses from operations for each of the years in the three years ended December 31, 1997. In addition, the Company is currently operating without a revolving line of credit agreement to fund working capital requirements. Current liquidity is being funded through product sales, service and rate change revenues.

Based upon the recurring losses from operations, the Company's current cash projections which demonstrate a cash shortfall using the above-mentioned sources of liquidity, its lack of a revolving credit agreement and the uncertainty regarding its ability to access other sources of liquidity, substantial doubt exists regarding the Company's ability to continue as a going concern.

Management is pursuing additional sources of new capital. Based on the terms of the current notes, note holders would have to approve any additional funding. The Company also believes that new product introductions in 1997 will reduce operating losses.

(3)  Inventories

Inventories are comprised of the following at December 31, 1997 and 1996:

                                           1997             1996
                                       ------------    ------------
      Parts and supplies               $  646,594         683,936
      Purchased finished goods            180,738         333,376
      Consigned inventory                  25,701          22,660
                                       ------------    ------------
                                       $  853,033       1,039,972
                                       ============    ============
(4)  Equipment and Improvements

Equipment and improvements consist of the following at December 31, 1997 and 1996:

                                Useful life          1997           1996
                               -------------     ------------   ------------
      Production equipment,
        including tooling          5 years       $   454,501       446,232
      Office furniture and
          equipment                5 years           667,026       617,480
      Leasehold improvements       5 years            24,246        39,347
                                                 ------------   ------------
                                                   1,145,773     1,103,059
      Less accumulated depreciation
        and amortization                            (936,422)     (895,400)
                                                 ------------   ------------
                                                 $   209,351       207,659
                                                 ============   ============
(5)  Other Assets

Other assets consist of the following at December 31, 1997 and 1996:

                                 Estimated
                                useful life          1997           1996
                               -------------     ------------   ------------
  Software development costs       5 years       $ 1,054,865        262,558
  Excess cost of assets purchased
    over fair market value        15 years           232,531        232,531
  Deferred loan fees and
    commitment fee                 5 years            50,000         50,000
  License rights                  10 years            41,382         41,382
  Other intangible assets         15 years            23,388         23,388
                                                 ------------   ------------
                                                   1,402,166        609,859
  Less accumulated amortization                     (306,051)      (289,261)
                                                 ------------   ------------
                                                 $ 1,096,115        320,598
                                                 ============   ============

During July 1996, the Company reached the technological feasibility stage of software development on the Meter Project, which, in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," is the point after which qualified software development costs may be capitalized. The amounts capitalized at December 31, 1997 and 1996 are mainly comprised of salary expense, departmental overhead and an allocation of other indirect costs. All such capitalized costs were incurred subsequent to the achievement of technological feasibility.


(6)  Income Taxes

Income tax expense for the three years ended December 31, 1997 represents the state minimum tax.

The expected income tax benefit computed by multiplying loss before income tax expense by the statutory Federal income tax rate of 34% differs from the actual income tax expense as follows:
                                       1997            1996           1995
                                   ------------    ------------   ------------
Expected tax benefit               $  (518,000)       (402,000)       (78,000)
Effect of net operating loss
  carryforward not recognized for
  financial statement purposes         513,000         395,000         71,000

Nondeductible amortization of the
  excess cost of assets purchased
  over fair market value                 5,000           7,000          7,000

State income tax expense                   800             800            800
                                   ------------    ------------   ------------
                                   $       800             800            800
                                   ============    ============   ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                   1997            1996
                                               ------------    ------------
Deferred tax assets:
Net operating loss carryforwards               $ 1,701,000       1,118,000
Reserves and accruals not recognized for income
   tax purposes                                         --          56,000
Tax credit carryforwards                            75,000          80,000
Accelerated depreciation for financial statement
purposes in excess of income tax depreciation       16,000           8,000
                                               ------------    ------------
   Total deferred tax assets                     1,792,000       1,262,000

Less valuation allowance                        (1,792,000)     (1,262,000)
                                                ------------    ------------
   Net deferred tax assets                     $        --              --
                                                ============    ============

The net change in the total valuation allowance during 1997 was an increase of $530,000. Management believes the existing net deductible temporary differences will reverse during periods in which the Company will have the ability to utilize the deductions to offset other reversing temporary differences which give rise to taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years which may also facilitate the realization of the net deferred tax assets.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $4,551,000 and $1,734,000 for Federal and state income tax purposes, respectively. If not used to offset future taxable income, the net operating loss carryforwards will expire at various years between 2006 and 2012. The Company also has investment tax credit and research and experimentation credit carryforwards aggregating approximately $75,000 which expire during the period 1998 to 2002.

(7)  Notes Payable/Long-Term Debt

On August 1, 1996, the Company entered into a $3 million financing agreement which provided additional funding primarily for the retirement of bank debt, operations, and to fund the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service proposed regulations. Two 9.5%, five-year convertible notes were made available, one in the amount of $1 million and one in the amount of $2 million, and are held by Cal West Service Corporation (CalWest), a California corporation and 38% holder of Micro General common stock and Dito Caree L.P. Holding (Dito Caree), a Nevada cooperation which owns 5% of the common stock of Micro General, respectively. As stipulated in the note agreements, a maximum of 85% of these borrowings must be used to fund the Meter Project and the remaining 15% may be used for operations. Amendment to the 85%/15% split is at the sole discretion of the note holders. At December 31, 1997, the Company was not in compliance with this stipulation but did obtain waivers from both note holders.

The debt, secured by the assets of the Company, can be converted into 1,344,438 shares of the Company's common stock at prices ranging from $2.00 to $2.50 per share. At December 31, 1997, there was $3,000,000 outstanding on these notes. In conjunction with the $3,000,000 financing agreement, the Company paid a 1% commitment fee to the noteholders. This fee amounted to $20,000 and $10,000 to Dito Caree and CalWest, respectively, and is being amortized over the term of the notes.

Repayment of the notes is on an interest-only basis for the first two years, with principal and interest payments for the remaining three years of the term.

On November 25, 1997, the Company entered into a $600,000 financing agreement which provided additional funding to be used by the Company for cash flow purposes. Two 9.00% notes were issued in the amount of $400,000 and $200,000 and are held by Dito Caree and CalWest, respectively.

Interest on the two notes is to be paid quarterly. The Company has the right to prepay all or a portion of the interest and principal due on the notes at any time prior to the due date of May 31, 1998. All payments must be allocated two-thirds to Dito Caree and one-third to CalWest.

In conjunction with the short-term notes, the Company issued to the note holders, two detachable warrant certificates, one in the amount of 100,000 shares to Dito Caree and one in the amount of 50,000 shares to CalWest, giving the note holders the right to purchase 150,000 shares of the Company's common stock at $1.50 per share. The warrants can be exercised any time between November 25, 1997 and November 25, 2002.

Principal maturities of the notes payable and long-term debt are as follows:

                               1998      $  850,000
                               1999       1,000,000
                               2000       1,000,000
                               2001         750,000
                                         -----------
                               Total     $3,600,000
                                         ===========

At December 31, 1997, the Company was in compliance with restrictive debt covenants on the $600,000 notes payable and received waivers from the note holders for the events of noncompliance on the $3,000,000 long-term debt.

(8)  Stock Option Plans

Under terms of the Company's Incentive Stock Option Plan (the Plan), the exercise price of options granted is to be equal to the stock's fair market value at the date of grant. Common stock initially available for option under the Plan was 220,000 shares. Options are exercisable no later than 5 years from the date of grant. Options which are not exercised or canceled revert back to the Plan and are subject to subsequent reissuance. This Plan expired on October 7, 1991 and was renewed at the 1993 annual shareholders' meeting. There are no remaining shares available for grant under this Plan as of December 31, 1997.

In 1995, the Company's Board of Directors approved a new stock option plan (the 1995 Plan). Common stock available for option under the 1995 Plan is 132,499 shares and all shares were available for grant as of December 31, 1997.

The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $0.77, $1.02 and $1.05 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                        1997            1996            1995
                                    ------------    ------------   ------------
Expected dividend yield                  0%              0%              0%
Risk-free interest rate range        5.94%-6.73%     5.91%-6.48%   5.96%-7.47%
Volatility factor                      67.05%          46.49%          46.49%
Expected life                          4 years         4 years         4 years
                                    ============    ============   =============

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                        1997            1996            1995
                                    ------------    ------------   ------------
Net loss:
  As reported                       $(1,525,360)     (1,182,166)      (229,652)
  Pro forma                          (1,686,197)     (1,304,893)      (324,677)
                                    ============    ============   ============
Net loss per share:
  As reported:
    Basic                           $      (.78)           (.61)          (.12)
    Diluted                                (.78)           (.61)          (.12)
                                    ============    ============   ============

Pro forma:
    Basic                           $      (.86)           (.67)          (.17)
    Diluted                                (.86)           (.67)          (.17)
                                    ============    ============   ============

Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

A summary of all stock option transactions for the three-year period ended December 31, 1997 follows:
                                                       Weighted
                                                        average
                                       Shares       exercise price
                                    ------------    --------------
Options granted and outstanding:
  At December 31, 1994                 189,500       $    1.46
   Granted                             110,000            2.31
   Exercised                           (60,000)           1.09
   Canceled                           (100,000)           1.52
                                    ------------    --------------
  At December 31, 1995                 139,500            2.25
   Granted                              26,500            2.26
   Exercised                            (1,000)           1.25
   Canceled                            (20,000)           2.22
                                    ------------    --------------
  At December 31, 1996                 145,000            2.26
   Granted                              78,000            1.38
   Exercised                              (500)           1.38
   Canceled                             (6,500)           2.24
                                    ------------    --------------
  At December 31, 1997                 216,000         $  1.94
                                    ============    ==============

The aggregate value of options outstanding at December 31, 1997, 1996 and 1995 was approximately $419,000, $328,000 and $314,000, respectively. At December 31, 1997, options for 96,667 shares of common stock were vested and exercisable at prices ranging from $1.25 to $2.50 per share.


(9)  401(k) Plan

The Company maintains a 401(k) plan whereby all employees who have completed three months of service may elect to make pretax contributions of 1% to 20% of their annual pay not to exceed contributions of $9,500 per year. The Company has a 25% employer matching program contingent upon Company earnings of at least $100,000. As the Company did not meet the minimum earnings requirement for employer matching in 1997, 1996, and 1995, no Company contributions were made to the plan for those years.

(10) Commitments and Contingencies

Noncancelable operating lease commitments consist principally of the lease for the Company's distribution and administrative facility. In February 1994, the Company extended this facility lease through 1999. In December 1996, the Company entered into a four-year lease agreement for a new distribution and administration facility and in turn entered into an agreement to sublease the old distribution and administration facility for the same lease term and same lease payments. Sublease income is shown below as a reduction to total future lease payments. At December 31, 1997, the Company was committed to the following noncancelable operating lease payments:

       Year ending December:
             1998                $  183,000
             1999                    92,000
             2000                    65,000
                                 ----------
                                    340,000
      Less sublease income         (143,000)
                                 ----------
      Net minimum lease payments $  197,000
                                 ==========

Rental expense was approximately $113,000 in 1997, $150,000 in 1996, and $130,400 in 1995.

The Company has a license agreement with Pitney Bowes which enables the Company to manufacture and sell certain products. The license agreement expires in 2004. Annual expenses for the license agreement are minor.

From time to time, the United States Postal Service (USPS) or United Parcel Service (UPS) change their rates. For a fee, the Company provides its customers with programmable memory chips with the new tariffs which can be inserted into the Company's products. In some instances, customers prepay a fee to the Company which assures they will receive new programmable memory chips for all rate changes which occur within a predetermined period. In other instances, customers incur a fee for each time they decide to procure a new programmable memory chip. The Company has experienced UPS rate changes in 1997, 1996 and 1995 and a USPS rate change in 1997 and 1995. During 1997, 1996, and 1995, the Company recorded revenues from rate changes totaling approximately $1,035,000, $1,229,000 and $2,132,000, respectively. Gross profits related to rate changes in 1997, 1996 and 1995 totaled approximately $725,000, $902,000 and $1,805,000, respectively. A UPS rate change also occurred in February 1998. However, there can be no assurance that future rate changes by UPS or USPS will occur.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

MICRO GENERAL CORPORATION
Valuation and Qualifying Accounts
Years ended December 31, 1997, 1996 and 1995

                                                   Additions to
                                                    costs and
                                      Balance at     expenses                 Balance at
                                      beginning of  (account                  end of
         Description                     period     recoveries)   Deductions  period
        ------------                  ------------ ------------ ------------  ------------
Allowance for doubtful receivables:
  Year ended December 31, 1997        $   28,333       (6,305)      12,887      9,141
                                      ============ ============ ============ ============
  Year ended December 31, 1996        $   39,594       16,285       27,546     28,333
                                      ============ ============ ============ ============
  Year ended December 31, 1995        $   74,749       31,849       67,004     39,594
                                      ============ ============ ============ ============

Allowance for sales returns:
  Year ended December 31, 1997        $    7,000       86,061       86,061       7,000
                                      ============ ============ ============ ============
  Year ended December 31, 1996        $    7,000      158,435      158,435       7,000
                                      ============ ============ ============ ============
  Year ended December 31, 1995        $    7,000       62,739       62,739*      7,000
                                      ============ ============ ============ ============

*    Represents gross profit on sales returns.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MICRO GENERAL CORPORATION
Dated:    March 31, 1998           By:      /s/ Thomas E. Pistilli
                                         Thomas E. Pistilli
                                         President
                                         Chief Executive Officer
                                         Chief Financial Officer

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

    /s/ Thomas E. Pistilli    President and Director   March 31, 1998
Thomas E. Pistilli

   /s/ John J. Cahill         Director            March 31, 1998
John J. Cahill

   /s/ William P. Foley ,II   Director            March 31, 1998
William P. Foley, II

   /s/ George E. Olenik       Director            March 31, 1998
George E. Olenik

   /s/ Richard H. Pickup      Director            March 31, 1998
Richard H. Pickup

 /s/ Carl A. Strunk           Director            March 31, 1998
Carl A. Strunk

Index of Exhibits                                                      Page#

3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 25, 1988 (the "1988 Form 10-K Amendment 1"))

3.11    Restated Articles of Incorporation of the Company - Article
        Fourth of the Certificate of Incorporation((Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"))

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the "1988 Form 10-K Amendment 1")

10.1    Incentive Stock Option Plan and form of Incentive Stock Option
        Agreement in use prior to 1987 (incorporated by reference to Exhibit
        10.1 to the 1984 Form 10-K) Option Plan and form of Incentive Stock Option Agreement in use commencing in 1987 (incorporated by reference to Exhibit 10 to the Company's Annual Report for the year ended December 28,1986 (the "1986 Form 10-K"))

10.3 Lease of 1740 E. Wilshire Ave., Santa Ana, California, 92705, facilities between Shaw Investment and the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 25, 1988 (the "1988 Form 10-K Amendment 1"))

10.4 Lease of 115 Hurley Road., Oxford, Connecticut, 06478, facilities between Hurley Farms Business Park and the Company dated March 20, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the"1996 Form 10-K"))

10.5 Sub-lease of 1740 E. Wilshire Ave., Santa Ana, California, 92705 facilities between Micro General Corporation and Secure Communications dated October 29, 1996.(Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"))

10.6 Leases of 14711 Bentley Circle, Tustin, California, 92780 facilities between Andrew S. Friedman and the Company dated November 6, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form
        10-K"))

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

10.17 Loan Agreement between the Company and First Bank and Trust dated November 15, 1995. (Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

10.18   Convertible Note Purchase Agreement between Micro General
        Corporation and CalWest Service Corporation dated August 1, 1996. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"))

10.19   Convertible Note Purchase Agreement between Micro General
        Corporation and Dito Caree L.P. dated August 1, 1996.(Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"))

10.20   Loan Agreement and Agreement to issue Detachable Warrants
        between Micro General Corporation and CalWest Service
        Corporation and Dito Caree L.P. Holding dated November
        25, 1997 (filed herewith)                                      40

23.1    Consent of KPMG Peat Marwick LLP (filed herewith)              38