Form 10-K/A
period 1997-12-31
MICRO GENERAL CORP
filed 1998-04-27
CIK 67383

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES   X     NO
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     As of December 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $985,052. As of December 31, 1997, the registrant had 1,949,666 shares of common stock, $.05 par value outstanding.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as set forth in the pages attached hereto:
    Item 10.  Directors and Executive Officers of the Registrant
    Item 11.  Executive Compensation
    Item 12.  Security Ownership of Certain Beneficial Owners and Management
    Item 13.  Certain Relationships and Related Transactions

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    April 27, 1998                     MICRO GENERAL CORPORATION
                                   By:    /s/ Linda Morton
                                      --------------------------
                                        Linda Morton, Corporate Secretary

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                          ELECTION OF DIRECTORS

                               Proposal 1

     As of December 31, 1997, the Company's Board of Directors consisted of Messrs. Cahill, Foley, Olenik, Pickup, Pistilli, and Strunk. Certain information concerning the current Board of Directors is set forth below.

       Director               Principal Occupation                        Age
       --------               --------------------                        ---
       John J. Cahill         Independent Consultant                       65

       William P. Foley, II   Chairman of the Board and                    53
                              Chief Executive Officer
                              of Fidelity National Financial, Inc.

       George E. Olenik       President and Chief Executive                66
                              Officer of Pick Systems

       Richard H. Pickup      Senior Vice President                        62
                              Wedbush Morgan Securities

       Thomas E. Pistilli     President, Chief Executive Officer,          55
                              Chief Financial Officer and Director
                               of the Company

       Carl A. Strunk         Executive Vice President,                    60
                              Chief Financial Officer
                              of CKE Restaurants, Inc.

JOHN J. CAHILL

  Mr. Cahill has served as a director of the Company since February 1995. He served as President and CEO of Rockaway Corporation (a New York Stock Exchange company prior to its acquisition by Ascom/Hasler) from 1974 to 1989. On April 1, 1998, Mr. Cahill resigned from the Board of Directors.

WILLIAM P. FOLEY, II

  Mr. Foley has served as a director of the Company since June 1994. He is the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. and has been since its formation in 1984. He was President of Fidelity National Title Insurance Company ("Fidelity
Title") 1984 through December 1994.   Mr. Foley is also currently serving
as the Chairman of the Board and Chief Executive Officer of CKE Restaurants, Inc., Rally's Hamburgers, Inc., Star Buffet, Inc., GB Foods, and Checkers Drive-In Restaurants Inc. Mr. Foley is also currently serving as a director at Dataworks Corporation.

GEORGE E. OLENIK

  Mr. Olenik has served as a director of the Company since December 1989. Mr. Olenik is currently the CEO of Pick Systems Inc., Irvine,
California.   Prior to joining Pick Systems Inc. he served as an analyst consultant for Inco Venture Capital Management. He formerly served as President and board member of Micro Five Corp., Costa Mesa, California.

RICHARD H. PICKUP

  Mr. Pickup was appointed to the board in December 1996. Mr. Pickup is currently a Senior Vice President of the New York Stock Exchange Member Firm of Wedbush Morgan Securities. For the past 35 years, he has been involved with major ownership of numerous public companies.

THOMAS E. PISTILLI

  Mr. Pistilli has served as the President, Chief Executive Officer, Chief Financial Officer, and Director since November 1994. Prior to joining the Company Mr. Pistilli served as a management consultant to the Company for approximately two years. Mr. Pistilli is the former President and CEO of International Mailing Systems, Inc. (Ascom/Hasler), Shelton Connecticut, where he served in that capacity for 11 years. Mr. Pistilli, a Certified Public Accountant, was previously employed by KPMG Peat Marwick LLP for 7 years.

CARL A. STRUNK

  Mr. Strunk has served as a director of the Company since June 1994. Since February 1997, Mr. Strunk has been Executive Vice-President and Chief Financial Officer of CKE Restaurants, Inc. Mr. Strunk joined Fidelity National Financial, Inc. In February 1992 as Executive Vice-President. He was named Executive Vice-President and Chief Financial Officer of Fidelity National Financial, Inc. in March 1992 and served in this capacity until September 1997 when he became Executive Vice President-Finance. Prior to his employment with Fidelity National Financial, Inc., Mr. Strunk was President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a Certified Public Accountant.

Structure and Function of the Board of Directors

  During the last fiscal year, the Company's Board of Directors held a total of 4 regular meetings or otherwise took action by written consent. The Board of Directors has no separate nominating or compensation committees, but does have Audit and Stock Option Committees. The Audit Committee consults with the Company's independent auditors concerning their engagement and audit plan, and thereafter concerning the auditor's report and management letter. The Audit Committee, with the assistance of the independent auditors, also monitors the adequacy of the Company's internal accounting controls. Messrs. Cahill, Foley, Olenik, Pickup and Strunk, none of whom is an employee of the Company, were members of the Audit Committee during fiscal 1997. During the last fiscal year, the Audit Committee held 1 meeting. The Stock Option Committee is appointed by the Board of Directors. During the last fiscal year, five of the directors attended in excess of 75% of each of the meetings of the Board and each committee, if any, of which he was a member.

                              Key Employees

  In addition to Mr. Pistilli, the Company has 3 additional key employees Robert F. Baker, John J. Horbal and Linda I. Morton.

  Mr. Baker joined the Company as Vice President of Sales and Marketing in January 1997. Prior to joining the Company, Mr. Baker was a Vice-President with Better Homes and Garden Real Estate since 1989. Before taking the position with Better Homes and Gardens Real Estate, Mr. Baker also served in various senior sales management positions with Ascom/Hasler, Scriptomatic, and Pitney Bowes.

  Mr. Horbal joined the Company as Vice President-Research & Development
in January 1995.   In June 1995, Mr. Horbal was named Vice President of
Engineering. Prior to joining the Company, Mr. Horbal was with Ascom/Hasler and Better Packages, Shelton, Connecticut, for 25 years serving as Director of Engineering, Director of Research and Development, and Chief Engineer.

  Ms. Morton was elected Corporate Secretary in June 1991. She joined the Company in September 1983 and has served in various management
accounting positions.   She is currently serving as Controller of the
Company.

Item 11.   Executive Compensation

REPORT OF THE BOARD OF DIRECTORS ON ANNUAL COMPENSATION

  The Board of Directors is composed of outside directors, with the exception of the CEO, and is responsible for setting and administering the policies which govern both annual compensation and stock ownership programs.

  The annual compensation programs of the Company are based on performance. Micro General's employee annual compensation is comprised of a base salary coupled with a management bonus and stock options the amounts of which are determined based on the achievement of specific goals.

  The Company adopted a management bonus plan for fiscal year 1997 which provided for bonuses in the form of cash to be paid to officers and other key employees of the Company based upon the fiscal year 1997 performance of the Company and each participant's individual performance. The Board determined that no management bonuses were to be paid for fiscal 1997.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

                            Cash Compensation

  The following table sets forth certain information concerning the cash renumeration paid by the Company to the CEO for services rendered during the three most recent fiscal years. No other executive officers of the Company received cash compensation in excess of $100,000 during fiscal year 1997.

Name and
Principal          Fiscal                            Other
Position           Year       Salary    Bonuses   Compensation    Total
----------------   ------   ----------  -------   ------------  ----------
Thomas E. Pistilli   1997   $ 150,000     -0-      $   7,800    $ 157,800
President &          1996     150,000     -0-          7,800      157,800
Chief Executive      1995     146,539     -0-          7,000      146,539
Officer

-------------

  The Company during 1997 paid fees of $3,000 per meeting to all non-employee directors for attending board meetings. With the first meeting in 1998, fees of $1,500 per meeting will be paid to all non-employee directors for attending board meetings.

Stock Performance

  Pursuant to recent SEC regulations, listed below is the performance of the cumulative total return to shareholders (stock price appreciation) during the previous 5 years in comparison to returns on the NASDAQ Stock market index and Nasdaq Computer Manufacturers Stock index.

              COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
   AMONG MICRO GENERAL CORPORATION, NASDAQ STOCK MARKET (U.S. COMPANIES) AND
                    NASDAQ COMPUTER MANUFACTURERS STOCKS
                      [PERFORMANCE GRAPH APPEARS HERE]

                                                            NASDAQ
Measurment Period           MICRO       NASDAQ STOCK       COMPUTER
(Fiscal Year Covered)      GENERAL      MARKET (U.S.     MANUFACTURERS
 Peer Group              CORPORATION     COMPANIES)          ST0CKS
--------------------     -----------    ------------     -------------
Measurement Pt-12/31/92  $100.0         $100.0           $100.0
FYE 12/31/93              124.4          114.8             94.8
FYE 12/31/94              151.1          112.2            104.1
FYE 12/31/95              106.7          158.6            195.2
FYE 12/31/96              124.4          195.2            220.0
FYE 12/31/97              102.6          239.6            266.3

NOTES:
   A.  The lines represent annual index levels.
   B.  The index level for all series was set to $100.0 on 12/31/92.

Stock Option Plans

  In October 1981, the Company established its Incentive Stock Option Plan (the "ISO Plan"), which was approved by the Company's shareholders at the July 7, 1982 annual meeting of shareholders and amended and restated by the Company's shareholders at the August 23, 1983, May 22, 1986, June 18, 1992 and May 8, 1995 annual meetings of shareholders.
The ISO Plan provides for the granting of "incentive stock options" (within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended) to employees of the Company and is administered by the Stock Option Committee (the "Option Committee"), which is appointed by the Board. The purpose of the ISO Plan is to provide employees with additional incentive by offering them a greater interest in the continued success of the Company through increased stock ownership. The 1991 Stock Plan ("1991 Plan")consists of 220,000 authorized shares of Common Stock of the Company and will terminate on October 7, 2001 by its terms and the 1995 Stock Option Plan ("1995 Plan") consists of 200,000 authorized shares of Common Stock of the Company and will terminate on February 9, 2005. Each option terminates on the fifth anniversary of its grant or at such earlier time as the Option Committee may determine. The Option Committee makes recommendations to the Board, for its approval, as to whom options are granted, the number of shares covered by each option, the time or times at which such options are granted and exercisable and the purchase price of Common Stock covered by the option (which is not less than the fair market value of such stock on the date of grant of such option). The option holder must remain in the continuous employ of the Company from the date of the grant to and including the date of exercise or all or a portion of the options granted, and no option is exercisable more than three months after termination of an optionee's employment with the Company unless termination of employment occurs by reason of disability or death.

  As of March 31, 1998, there were options outstanding under the 1991 and 1995 Plan in respect to an aggregate of 208,000 shares of Common Stock with an average exercise price per share of $1.95 and there were 20 participants in the ISO Plan.

                       STOCK OPTION SUMMARY REPORT

Total Number of Common Shares Outstanding at March 31, 1996.......... 1,949,666
Total Number of Common Shares Authorized to be Granted as Options....   420,000
Percentage of Total Common Shares Outstanding Authorized.............  21.5%

Total Number of Options Granted to Date Under Current Authorization..   208,000
Percentage of Total Authorized.......................................   49.52%

Total Number of Options Granted in Fiscal 1997.......................   78,000
Total Number of Options Granted to Thomas Pistilli, CEO in Fiscal 1996    5,000
Percentage of Total Number of Options Granted to CEO in Fiscal 1996...  6.41%

                           OPTION GRANT TABLE

                  Options Granted in Calendar Year 1997

                                                                 Potential Realized
                                                                  Value at Assumed
                                                                   Annual Rates of
                                                                     Stock Price
                                                                    Appreciation
 |---------------Individual Grants-----------------------------| |---for Option Term--|
        (a)         (b)          (c)          (d)        (e)          (f)       (g)
                              % OF TOTAL    EXERCISE
                  OPTIONS   OPTIONS GRANTED OR BASE
                 GRANTED(#) TO EMPLOYEES IN  PRICE    EXPIRATION
     NAME        (A)(B)(C)   CALENDAR YEAR   ($/SH)       DATE       5%($)     10%($)
--------------   ---------- --------------- --------  ----------   --------  ---------
T. Pistilli        5,000         6.41%        $1.31    8/26/2001     $1.38    $1.44

(A) All shares were granted under the Company's 1991 Incentive Stock Option Plan which is administered by the Company's Stock Option Committee.
(B) Options are exercisable starting 12 months after the grant date with 1/3 of the shares covered thereby becoming exercisable at that time and with an additional 1/3 of the option shares becoming exercisable on each successive anniversary date, with full vesting occurring on the occurring on the third anniversary date. Any unaccrued options terminate when the grantee's relationship with the Company is terminated for any reason.
(C) The options have an exercise term of 4 years, subject to earlier termination in certain events related to termination of employment.

                OPTION EXERCISES AND YEAR-END VALUE TABLE

            Aggregate Option Exercises in CALENDAR Year 1997
                   and CALENDAR Year-End Option Value

                                             NUMBER OF
                                            UNEXERCISED     VALUE OF UNEXERCISED
                       SHARES               OPTIONS AT           IN-THE-MONEY
                     ACQUIRED ON   VALUE     12/31/97       OPTIONS AT 12/31/97
                      EXERCISE    REALIZED  EXERCISABLE/        EXERCISABLE/
    NAME                (#)       ($)(A)    UNEXERCISABLE       UNEXERCIABLE
------------------   ----------- ---------  -------------   --------------------
Thomas E. Pistilli       -0-       -0-      38,000/24,000   ($36,625)/($17,488)

(A) Market Value of shares acquired at exercise date minus the exercise price of options.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                 PRINCIPAL HOLDERS OF VOTING SECURITIES

   The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 20, 1998, by (i) each of the current directors of the Company, (ii) by each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and (iii) all current directors and executive officers of the Company as a group. Except as may be indicated in the footnotes to the table, each of such persons has the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

                                    Amount and
                                    Nature of               Percent of
                                    Beneficial               Outstanding
   Name and Address                 Ownership of             Common
   of Beneficial Owner              Common Stock (1)         Stock (2)
-------------------------           ----------------        -------------
  Mr. Thomas E. Pistilli            60,334(1)                3.1
     14711 Bentley Circle
     Tustin, CA 92780

  Fidelity National Financial, Inc. 751,216(2)(4)           38.5
     3916 State St., 3rd floor
     Santa Barbara, CA 93105

  Mr. William P. Foley, II.         741,216(2)(4)           38.0
     3916 State St., 3rd floor
     Santa Barbara, CA 93105

  Mr Carl A. Strunk.                741,216(2)(4)           38.0
     3916 State St., 3rd floor
     Santa Barbara, CA 93105

  Richard H. Pickup                 325,760(3)(4)           16.7
     500 Newport Center Dr #550
     Newport Beach, CA   92660

  Dito Devcar Corporation           189,500(3)               9.7
     3735 Howard Hughes Parkway #200
     Las Vegas, NV 89109

  Pickup Pension Plan                42,500(3)               2.2
     500 Newport Center Dr. #550
     Newport Beach, CA 92660

  Dito Devcar L.P.                   65,000(3)               3.3
     3735 Howard Hughes Parkway #200
     Las Vegas, NV 89109

  John J. Cahill                     11,000(5)               0.1
     1040 Gulf Blvd.
     Belleair Shore, FL 33786

  George E. Olenik                   10,000(6)               0.1
     2138 Port Durness
     Newport Beach, CA 92660

  All Officers and Directors      1,414,650(7)              72.6
     as a Group (9 persons)

(1) Represents 3,334 shares held of record and the right to acquire 57,000 shares pursuant to presently exercisable options .

(2) Represents 731,216 shares held of record by Fidelity National Financial, Inc. Messrs. Foley and Strunk are the Chief Executive Officer and Executive Vice President-Finance respectively of Fidelity National Financial Inc and Messrs. Foley and Strunk each have the right to acquire 10,000 shares pursuant to presently exercisable options.

(3)  Represents 197,800 shares held of record by Mr. Pickup.
       Additionally, 114,500 shares held of record by Dito Devcar Corporation, 42,300 shares held by Pickup Pension Plan, and 65,000 shares held by Dito Devcar LLP. Mr. Pickup is affiliated or has direct control of the shares listed.

(4) CalWest Service Corporation, a wholly owned subsidiary of Fidelity National Financial, and Dito Caree L.P.,a family charitable remainder trust controlled by Mr. Pickup, have the right, but not the obligation to purchase and/or convert an aggregate of 448,146 and 896,292 shares respectively. This right is defined in a Convertible Note Purchase agreement executed by both parties with the Company.

(5) Represents 1,000 shares held of record and the right to acquire 10,000 shares pursuant to presently exercisable options .

(6) Represents the right to acquire 10,000 shares pursuant to presently exercisable options .

(7) Includes an aggregate of 125,000 shares which are not outstanding but which may be acquired on exercise of options held by officers and directors of the Company. Does not include an aggregate of 59,000 additional shares covered by stock options which are not currently, and within sixty days, will not be exercisable.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Micro General Corporation announced April 3, 1998 that its Board of Directors had approved a plan to acquire ACS Systems, Inc. a subsidiary of Fidelity National Financial, Inc. (NYSE:FNF). The transaction is valued at $6.9 million and will involve the issuance of approximately 4.6 million Micro General common shares, subject to a fairness opinion with respect to the value of such shares. The transaction is also subject to a definitive agreement expected to be signed by early May 1998 and subsequent Micro General shareholder approval.