Form 10-K/A
period 1997-12-31
MICRO GENERAL CORP
filed 1998-04-28
CIK 67383

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K/A
                            Amendment No. 2 to

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

    Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    April 28, 1998                     MICRO GENERAL CORPORATION
                                   By:    /s/ Linda Morton
                                      --------------------------
                                        Linda Morton, Corporate Secretary

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

                                    Amount and
                                    Nature of               Percent of
                                    Beneficial               Outstanding
   Name and Address                 Ownership of             Common
   of Beneficial Owner              Common Stock (1)         Stock (2)
-------------------------           ----------------        -------------
  Mr. Thomas E. Pistilli            60,334(1)                3.1
     14711 Bentley Circle
     Tustin, CA 92780

  Fidelity National Financial, Inc. 731,216(2)(4)           38.5
     3916 State St., 3rd floor
     Santa Barbara, CA 93105

  Mr. William P. Foley, II.         741,216(2)(4)           38.0
     3916 State St., 3rd floor
     Santa Barbara, CA 93105

  Mr Carl A. Strunk.                741,216(2)(4)           38.0
     3916 State St., 3rd floor
     Santa Barbara, CA 93105

  Richard H. Pickup                 325,760(3)(4)           16.7
     500 Newport Center Dr #550
     Newport Beach, CA   92660

  Dito Devcar Corporation           189,500(3)               9.7
     3735 Howard Hughes Parkway #200
     Las Vegas, NV 89109

  Pickup Pension Plan                42,500(3)               2.2
     500 Newport Center Dr. #550
     Newport Beach, CA 92660

  Dito Devcar L.P.                   65,000(3)               3.3
     3735 Howard Hughes Parkway #200
     Las Vegas, NV 89109

  John J. Cahill                     11,000(5)               0.1
     1040 Gulf Blvd.
     Belleair Shore, FL 33786

  George E. Olenik                   10,000(6)               0.1
     2138 Port Durness
     Newport Beach, CA 92660

  All Officers and Directors      1,414,650(7)              72.6
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