Form 10-Q
period 1998-03-31
MICRO GENERAL CORP
filed 1998-05-12
CIK 67383

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended:  March 31, 1998

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

The number of shares outstanding of Common Stock, $.05 Par Value - 1,949,666 shares as of March 31, 1998.

                           MICRO GENERAL CORPORATION
                   FORM 10-Q - QUARTER ENDED MARCH 31, 1998
                               TABLE OF CONTENTS

  PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements.

            Balance Sheets -- March 31, 1998 (unaudited) and December 31, 1997

            Statements of Earnings -- Three months ended March 31, 1998 and March 31, 1997 (unaudited)

            Statements of Cash Flows --Three months ended March 31, 1998 and March 31, 1997 (unaudited)

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

                                       MICRO GENERAL CORPORATION
                                              Balance Sheets
                                   March 31, 1998 and December 31, 1997

                                                       March 31, 1998     December 31,
                          Assets (Note 6)                (unaudited)          1997
                                                       --------------     --------------
  Current assets:
    Cash                                                $     178,065     $     318,845
    Accounts and notes receivable, less allowance for
      doubtful receivables and sales returns of $17,677
      at 3/31/98 and $16,141 at 12/31/97                      187,617            97,223
    Inventories (note 2)                                    1,116,352           853,033
    Prepaid expenses                                          239,881           264,970
                                                         -------------    --------------
       Total current assets                                 1,721,915         1,534,071

    Equipment and improvements, net (note 3)                  204,178           209,351
    Other assets, net (note 4)                              1,363,876         1,096,115
                                                         -------------    --------------
                                                           $3,289,969     $   2,839,537
                                                         =============    ==============

                        Liabilities and Shareholders' Deficiency
  Current liabilities:
    Notes payable(note 6)                                  $  850,000     $     850,000
    Accounts payable                                          523,833           163,455
    Accrued expenses                                          180,739           203,791
    Deferred revenue                                           27,856             6,112
                                                         -------------    --------------
       Total current liabilities                            1,582,428         1,223,358
                                                         _____________    ______________

    Long-term debt(note 6)                                  2,750,000         2,750,000
  Shareholders' deficiency:
    Preferred stock, $.05 par value; 1,000,000
     shares authorized no shares issued and
     outstanding at 3/31/98 and 12/31/97.                          --                --
    Common stock, $.05 par value; 10,000,000 shares
      authorized 1,949,666 shares issued and outstanding
      at 3/31/98 and 1,949,666 shares at 12/31/97.             97,483            97,483
    Additional paid-in capital                              4,176,370         4,176,370
    Accumulated deficit                                    (5,316,312)       (5,407,674)
                                                        --------------     -------------
       Total shareholders' deficiency                      (1,042,459)       (1,133,821)
                                                        ______________     _____________

    Commitments and contingencies (note 7)              --------------     -------------
                                                          $ 3,289,969      $  2,839,537
                                                        ==============     =============

See accompanying notes to financial statements.

                        MICRO GENERAL CORPORATION
                          Statements of Earnings
        For the Three Months Ended March 31, 1998 and March 31, 1997
                                (unaudited)
                                                         March 31,         March 31,
                                                            1998             1997
                                                        -------------     -------------
Revenues:
 Product sales, net of returns of $18,563 in 1998       $    278,974      $    152,295
   $36,390 in 1997
 Service and rate revenues (note 7)                          754,847           887,756
                                                       --------------     -------------
      Total revenues                                       1,033,821         1,040,051

Cost of sales:
 Net product sales                                           274,674           248,256
 Service and rate revenues                                   178,125           257,496
                                                       --------------     -------------
      Total cost of sales                                    452,799           505,752
                                                       --------------     -------------
      Gross profit                                           581,022           534,299

Operating expenses:
 Selling, general and administrative                         380,789           350,825
 Engineering and development                                  22,683           101,208
 Provision for doubtful receivables                            1,500             6,000
                                                       --------------     -------------
      Total operating expenses                               404,972           458,033
                                                       --------------     -------------
      Operating profit                                       176,050            76,266

Interest expense, net                                        (83,888)          (31,876)
                                                       --------------     -------------
Earnings before income taxes                                  92,162            44,390

Income taxes  (note 5)                                           800               800
                                                       --------------     -------------
      Net earnings                                     $      91,362      $     43,590
                                                       ==============     =============
Earnings per common share:
  Basic                                                $        0.05      $       0.02
  Diluted                                                       0.05              0.02
                                                       ==============     =============
Weighted average common shares used in computing
  per share amounts:
    Basic                                                  1,949,666         1,949,584
    Diluted                                                2,017,104         1,951,930
                                                       ==============     =============

See accompanying notes to financial statements.


                      MICRO GENERAL CORPORATION
                      Statements of Cash Flows
    For the Three Months Ended March 31, 1998 and March 31, 1997
                             (unaudited)

                                                            March 31,        March 31,
                                                              1998              1997
                                                         --------------    -------------
Cash flows from operating activities:
  Net earnings                                           $     91,362      $    43,590
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                                23,513           23,903
  Provision for losses on accounts receivable
    and sales returns, net of write-offs                        1,535           (6,437)
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable                (91,929)          17,495
    (Increase) decrease in inventories                       (263,319)         145,990
    (Increase) decrease in prepaid expenses                    25,089         (103,656)
    Increase in accounts payable                              360,378            3,506
    Increase in deferred rate revenue                          21,744           18,390
    Decrease in  accrued expenses                             (23,052)         (36,077)
                                                         --------------    -------------
        Total adjustments                                      53,959           63,114
                                                         --------------    -------------
    Net cash provided by operating activities                 145,321          106,704

Cash flows used in investing activities--
    capital expenditures                                     (286,101)         (69,262)

Cash flows provided by financing activities common
    stock proceeds, net                                            --              688
                                                         --------------     ------------
Net increase (decrease) in cash                              (140,780)          38,130

Cash - beginning of period                                    318,845          413,533
                                                         --------------     ------------
Cash - end of period                                     $    178,065       $  451,663
                                                         ==============     ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                             $     84,750       $   35,625
                                                         ==============     ============
    Income taxes                                         $        800       $      800
                                                         ==============     ============

See accompanying notes to financial statements

Note 1.  Summary of Significant Accounting Policies

  General

	The operations of Micro General Corporation (the "Company") consist of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales.

      This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.

      The financial information included in this report has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 1998.

Earnings per share

	Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No.,128, "Earnings per Share" (SFAS No. 128). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the
previously reported fully diluted earnings    per share.  All earnings per share
amounts for all periods have been restated to conform to the SFAS No.128 requirement.

Reclassification

	Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Note 2.  Inventories

	Inventories are comprised of the following:

                                        March 31, 1998  December 31, 1997
                                        --------------  -----------------
         Parts & supplies                  $   906,195          $ 646,594
         Purchased finished goods              182,016            180,738
         Consigned inventory                    28,141             25,701
                                         -------------  -----------------
                                            $1,116,352          $ 853,033
                                         =============  =================

Note 3.  Equipment and Improvements

         Equipment and improvements are as follows:

                                         March 31, 1998  December 31, 1997
                                         --------------  -----------------
        Production equipment and tooling  $    464,750        $   454,501
        Office furniture and equipment         670,828            667,026
        Leasehold improvements                  24,786             24,246
                                         --------------   -----------------
                                             1,160,364          1,145,773
        Less accumulated depreciation
         and amortization                     (956,186)          (936,422)
                                         ---------------   ----------------
                                           $   204,178        $   209,351
                                         ===============   ================

Note 4.  Other Assets

Other assets are as follows:

                                       Estimated     March 31,   December 31,
                                      Useful Life      1998          1997
                                    --------------  ------------  ------------
Software development costs               5 years    $1,326,376    $1,054,865
Excess cost of assets purchased over
  fair market value                     15 years       232,531       232,531
Deferred loan fees and commitment fees   5 years        50,000        50,000
License rights                          10 years        41,382        41,382
Other intangible assets                 15 years        23,388        23,388
                                                    -----------   -----------
                                                     1,673,677     1,402,166
Less accumulated amortization                         (309,801)     (306,051)
                                                    -----------   -----------
                                                    $1,363,876    $1,096,115
                                                    ===========   ===========

	During July 1996, the Company reached the technological feasibility stage of software development on the Meter Project, which, in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," is the point after which qualified software development costs may be capitalized. The amounts capitalized at March 31, 1998 and December 31, 1997, are mainly comprised of salary expense, departmental overhead and an allocation of other indirect costs. All such capitalized costs were incurred subsequent to the achievement of technological feasibility.

Note 5.  Income Taxes

	Income tax expense for the three months ended March 31, 1998 and March 31, 1997 represents state minimum tax.

      The expected income tax expense computed by multiplying earnings before income tax expense by the statutory Federal income tax rate of 34% differs from the actual income tax expense as follows:

                                                      March 31,       March 31,
                                                         1998           1997
                                                    ------------    ------------
   Expected tax expense                             $    31,335     $    15,092
   Effect of net operating loss carryforward
     not recognized for financial statement purposes    (36,335)        (22,092)
   Nondeductible amortization of the excess cost of
     assets purchased over fair market value              5,000           7,000
   State income taxes                                       800             800
                                                    ------------    -------------
                                                    $       800     $       800
                                                    ============    =============

	At March 31, 1998, the Company had available net operating loss carryforwards of approximately $4,551,000 and $1,734,000 for Federal and state income tax purposes, respectively. If not used to offset future taxable income, the net operating loss carryforwards will expire at various years between 2006 and 2012. The Company also has investment tax credit and research and experimentation credit carryforwards aggregating approximately $75,000 which expire during the period 1998 to 2002.

Note 6.  Notes Payable/Long-Term Debt

	On August 1, 1996, the Company entered into a $3 million financing agreement which provided additional funding primarily for the retirement of bank debt, operations, and to fund the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service ("USPS") proposed regulations. Two 9.5%, five-year convertible notes were made available, one in the amount of $1 million and one in the amount of $2 million, and are held by Cal West Service Corporation ("CalWest"), a California corporation, and Dito Caree L.P. Holding ("Dito Caree"). At December
31, 1997, all amounts had been advanced on these notes.  As      stipulated in
the note agreements, a maximum of 85% of these borrowings must be used to fund the Meter Project and the remaining 15% may be used for operations. Amendment to the 85%/15% split is at the sole discretion of the noteholders. At December 31, 1997, the Company was not in compliance with this stipulation but did obtain waivers from both note holders.

The debt, secured by the assets of the Company, can be converted at the noteholder's option into 1,334,438 shares of the Company's common stock at prices ranging from $2.00 to $2.50 per share. In conjunction with the $3,000,000 financing agreement, the Company paid a 1% commitment fee to the noteholders. This fee amounted to $20,000, and $10,000 to Dito Caree and CalWest, respectively, and is being amortized over the term of the notes.

	Repayment of the notes is on an interest-only basis for the first two years, with principal and interest payments for the remaining three years of the term.

	On November 25, 1997, the Company entered into a $600,000 financing agreement which provided additional funding to be used by the Company for cash flow purposes. Two 9.00% notes were issued in the amount of $400,000 and $200,000 and are held by Dito Caree and CalWest, respectively. In conjunction with these notes, the Company issued to the note holders, two detachable warrant certificates, in the amount of 100,000 shares to Dito Caree and in the amount of 50,000 shares to CalWest, giving the note holders the right to purchase 150,000 shares of the Company's common stock at $1.50 per share. The warrants can be exercised any time between November 25, 1997 and November 25, 2002. Interest on the two notes is payable quarterly. The Company has the right to prepay all or a portion of the interest and principal due on the notes anytime prior to the due date of May 31, 1998. All payments must be allocated two-thirds to Dito Caree and one-third to CalWest.
       On April 8, 1998, an amendment to the Loan Agreement dated November 25, 1997 was executed, extending the due date to October 31, 1998. All other terms remain in effect.

       Principal maturities of the notes payable and long-term debt are as follows:

                         1998   $   850,000
                         1999     1,000,000
                         2000     1,000,000
                         2001       750,000
                                -----------
                         Total  $ 3,600,000
                                ===========

	On April 8, 1998, the Company entered into a $750,000 financing agreement which provided additional funding to be used by the Company for cash flow purposes. Two 9.00% notes were issued in the amount of $500,000 and $250,000 and are held by Dito Caree and CalWest, respectively. In conjunction with these notes, the Company issued to the note holders, two detachable warrant certificates, in the amount of 125,000 shares to Dito Caree and in the amount of 62,500 shares to CalWest, giving the note holders the right to purchase 187,500 shares of the Company's common stock at $1.50 per share. The warrants can be exercised any time between April 8, 1998 and April 7, 2003. Interest on the two notes is payable quarterly. The Company has the right to prepay all or a portion of the interest and principal due on the notes anytime prior to the due
date of October 1,       1998.  All payments must be allocated two-thirds to
Dito Caree and one-third to CalWest.

Note 7.  Commitments and Contingencies

	Noncancellable operating lease commitments consisted principally of the leases for the Company's manufacturing and administrative facility in California and the research and development facility in Connecticut through 2001. In December 1996, the Company entered into a four-year lease agreement for a new manufacturing and administrative facility in California, and in turn entered into an agreement to sublease the old California facility for the same lease term and same lease payments. Sublease income is shown below as a reduction to total future lease payments. On March 16, 1998, the Company entered into an agreement to extend the lease on their Connecticut facility through March 31, 2001. At March 31, 1998, the Company was committed to the following noncancellable operating lease payments:

           Year ending December
              1998 (nine months)     $ 160,591
              1999                     128,314
              2000                     101,593
              2001                      36,126
                                     ----------
                                       426,624
               Less sublease income   (115,752)
                                     ----------
                                     $ 310,872
                                     ==========

	The Company has a license agreement with Pitney Bowes which enables the Company to manufacture and sell certain products. The license agreement expires in 2004. Annual expenses for the license agreement are not significant.

	From time to time, the United State Postal Service ("USPS") and/or the United Parcel Service ("UPS") change their rates. For a fee, the Company provides its customers with programmable memory chips with the new tariffs which can be inserted into the Company's products. In some instances, customers prepay a fee to the Company which assures they will receive new programmable memory chips for all rate changes which occur within a predetermined period. In other instances, customers incur a fee for each time they decide to procure a new programmable memory chip. The Company experienced a UPS rate change during the three months ended March 31, 1998 and March 31, 1997. Recorded revenues from rate changes totaled approximately $728,687 and $883,378 for the three months ended March 31, 1998 and March 31, 1997, respectively. Gross profit from
rate     change totaled $567,225 and $650,372, respectively, for these same periods.

Note 8.  Subsequent Event

	On April 1, 1998, the Company's Board of Directors approved a plan to acquire ACS Systems, Inc. a wholly-owned subsidiary of Fidelity National Financial, Inc. The transaction is valued at $6.9 million and will involve the issuance of approximately 4.6 million shares of Micro General common stock, subject to a fairness opinion with respect to the value of such shares. The transaction is subject to a definititive agreement expected to be signed by early May 1998. This acquisition is expected to provide adequate liquidity for the remainder of 1998.

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

     Total net product sales increased $126,679 or 83% for the three months ended March 31, 1998 (AQ1 1998@) compared to the three months ended March 31, 1997 (AQ1 1997@) while service and rate change revenues decreased $132,909 or 15% for the same period in 1997. The increase in net product sales is due to both an increase in the retail channel of $20,161 or 107% and an increase in the dealer channel of $106,518 or 81% as compared to Q1 1997. For Q1 1998 and Q1 1997, service and rate change revenues represented approximately 73% and 85% of total revenue, respectively. The decrease in rate change revenues for Q1 1998 as compared to Q1 1997, was primarily due to the decline in the Company's installed base as more scale based systems are replaced by service provider free systems and computer-based systems. In Q1 1998 the increase in the retail channel is a direct result of establishing more retail distribution to increase sales in this channel. The dealer channel sales also shows an increase in Q1 1998 as compared to the prior year. Initial shipments of the Shipper LinkJ product in Q1 1998, along with increased sales of the Company's computer-based Eagle Best Rate Shipper software for Windows and DOS, were the major components of the increase in dealer-based product sales.

     Q1 1998 cost of sales for product sales increased $26,418 or 11% as compared to the same period in 1997. The increase was due to an increase in overall product sales. Through expense reduction for product labor and overhead, the gross margin on product sales was a positive $4,300 or 1.5%.
The Q1 1998 service and rate change revenue product costs decreased $79,371 or 31% as compared to the same period in 1997. This decrease is due to the lower costs of material needed to support the UPS rate change in Q1 1998. The overall cost of goods decrease of $52,953 or 11% is due to a decrease in rate change revenue product costs. Gross margin Q1 1998 was 56% compared to 51% for the same period the prior year.

     Operating expenses of the Company in Q1 1998 of $404,972 represented a 12%
decrease as compared to Q1 1997.   This decrease is a combination  of a 9%
increase in selling, general and administrative expense and a 78% decrease in engineering and development expense. The decrease in engineering and development expense is due to a deferral of approximately $155,681 in expense related to the Meter Project. While expenses are expected to remain relatively constant in the selling, general and administrative departments, expenses will increase in the research and development area as final development continues on the Company's postage meter project due for submission to the United States Postal Service in the near future. The Company's postage meter, previewed at the National Postal Forum in March 1998, was well received by the Company's dealers and representatives of the United States Postal Service.

     Interest expense for the Company in Q1 1998 increased $52,012 as compared to Q1 1997. This increase is due to the interest associated with various outstanding financial agreements of the Company(see Note 6).

     The increase in Q1 1998 net earnings of $47,772 or 110% as compared to the same period in 1997, is primarily due to increased product sales as well as a reduction in expenses associated with rate change revenue and operating expenses, excluding interest expense.

Financial Condition, Liquidity and Capital Resources

     The Company's ability to generate cash, during the first three months of 1998, depended largely on rate change revenue. The Company's March 31, 1998 cash balances decreased $140,780 from December 31, 1997. The decrease is primarily attributable to the purchases of inventory, meter project expenses, and interest payments. The Company's March 31, 1998 net accounts receivable balance increased $90,394 or 93% from December 31, 1997 levels. This increase is due to an increase in product sales for the Q1 1998 period.

     Working capital was $139,487 at March 31, 1998 as compared to $310,713 at December 31, 1997. The Company's current ratio at March 31, 1998 was 1.1 as
compared to 1.3 at December 31, 1997.   The decrease in working capital is due
to a $360,378 or 221% increase in accounts payable as compared to the balance at December 31, 1997. This increase is a result of purchases in support of the Meter project and material need for the Q1 1998 UPS rate change.

     The Company's total inventories increased $263,319 or 31% at March 31, 1998 as compared to December 31, 1997. The increase in inventory is related to the purchase of rate change product during the first quarter of 1998.

     The Company has had available liquidity through multiple financial instruments. Two convertible notes, totaling $3 million, entered into on August 1, 1996, provided additional funding primarily for the retirement of bank debt, operations, and to fund the Company's ongoing development of a series of high-level security postage meters designed to comply with the new United States Postal Service proposed regulations. At March 31, 1997, the Company was in compliance with or had obtained waivers in reference to all financial covenants associated with the convertible notes. The two note agreements entered into on November 25, 1997, totaling $600,000 and amended on April 8, 1998, provided additional funding for operations. The Company also obtained two additional funding agreements on April 8, 1998, totaling $750,000, which will provide funding for operations (note 6).

     Current liquidity is being funded through product sales, service and rate change revenues, and the most recent funding agreements.

     The Company's investments in capital expenditures during Q1 1998 were not material.

     The Company does not engage in any significant off balance sheet financing.

Inflation

The effect of inflation on operating results has, historically, been insignificant.

Year 2000

     Many computer programs use only the last two digits of a year to store or process dates. This is the case with the accounting program used by the Company. As a result, the programs may treat dates after 1999 as earlier than dates before 2000. This could adversely affect routines such as calculating depreciation or aging accounts receivable. The Company is currently assessing the issue and will correct this defect in the Company's program. The Company expects the defect will be corrected without material cost before the year 2000. The Company's products are not impacted by the year 2000 change over. The Company's customers, suppliers and service providers may use computer programs with similar defects which, to the extent not corrected, may adversely affect the Company's operations, such as the receipt of supplies, services, purchase orders and payments of accounts receivable.

     While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have an effect on some customers and suppliers, and thus indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.


Subsequent Event

On April 1, 1998, the Company's Board of Directors approved a plan to acquire ACS Systems, Inc. a wholly-owned subsidiary of Fidelity National Financial, Inc. The transaction is valued at $6.9 million and will involve the issuance of approximately 4.6 million shares of Micro General common stock, subject to a fairness opinion with respect to the value of such shares. The transaction is subject to a definititive agreement expected to be signed by early May 1998. This acquisition is expected to provide adequate liquidity for the remainder of 1998.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
         a.	Exhibits (listed by numbers corresponding to the Exhibit Table of
            Item 601 of Regulation S-K):
		       11.	Computation of earnings (loss) per share is not provided as
             the calculation can be clearly determined from the material contained in Item 1 of Part I.

         b. The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

MICRO GENERAL CORPORATION
FORM 10-Q -- QUARTER ENDED MARCH 31, 1998
PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     MICRO GENERAL CORPORATION


Date:  May 11, 1998                    /s/   Thomas E. Pistilli
                                     ------------------------------
                                     Thomas E. Pistilli
                                     President
                                     Chief Executive Officer
                                     Chief Financial Officer


                                       /s/ Linda I. Morton
                                     -------------------------------
                                     Linda I. Morton
                                     Controller