Form 10-Q
period 1998-06-30
MICRO GENERAL CORP
filed 1998-08-14
CIK 67383

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended: JUNE 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No [ ]

Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the latest practicable date.

$.05 par value Common Stock 6,549,666 shares as of August 14, 1998.

Exhibit Index appears on page 11 of 11 sequentially numbered pages.

================================================================================

                            MICRO GENERAL CORPORATION
                     FORM 10-Q - QUARTER ENDED JUNE 30, 1998
                                TABLE OF CONTENTS

     PART I. FINANCIAL INFORMATION

     Item 1.      Condensed Consolidated Financial Statements.

            A.    Condensed Consolidated Balance Sheets as of June 30, 1998            2
                  and December 31, 1997.

            B.    Condensed Consolidated Statements of Operations for the three        3
                  months ended June 30, 1998 and June 30, 1997.

            C.   Condensed Consolidated Statements of Operations for the six           4
                  months ended June 30, 1998 and June 30, 1997.

            D.       Condensed Consolidated Statements of Cash Flows for the six       5
                  months ended June 30, 1998 and June 30, 1997.

            E.    Notes to Condensed Consolidated Financial Statements.                6

     Item 2.      Management's Discussion and Analysis of Financial                    8
                      Condition and Results of Operations.

     PART II.     OTHER INFORMATION

     Items 1.-5. of Part II have been omitted because they are not applicable with respect to the current reporting period.

     Item 6.      Exhibits and Reports on Form 8-K.                                    11

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MICRO GENERAL CORPORATION
                            -------------------------
                                  (Registrant)



By: /s/ Anthony J. Park                                Date: August 14, 1998
   ----------------------------
   Anthony J. Park
   Vice President and Chief Financial Officer

                            MICRO GENERAL CORPORATION
                      Condensed Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997

                                                                                June 30,             December 31,
                                                                                  1998                   1997
                                                                               ------------         ------------
                                                                              (Unaudited)
                                     Assets
Current assets:
       Cash                                                                    $  1,234,527         $    318,845
       Accounts and notes receivable, less allowance for
          doubtful receivables and sales returns of $193,950 at 6/30/98
          and $16,141 at 12/31/97                                                   900,538               97,223
       Inventories                                                                2,615,114              853,033
       Prepaid expenses and other assets                                            967,156              264,970
                                                                               ------------         ------------

                             Total current assets                                 5,717,335            1,534,071
                                                                               ------------         ------------
Equipment and improvements, net                                                   2,221,406              209,351
Other assets, net                                                                    33,750               41,250
Capitalized software and postage meter development costs                          3,475,783            1,054,865
Intangibles, less accumulated amortization of $215,372 at 6/30/98                 6,470,316                   --
                                                                               ------------         ------------

                                                                               $ 17,918,590         $  2,839,537
                                                                               ============         ============

            Liabilities and Shareholders' Equity

Current liabilities:
       Accounts payable and accrued expenses                                      2,654,189              367,246
       Income taxes payable                                                          17,554                   --
       Deferred tax liability                                                       524,098                   --
       Deferred revenue                                                              15,486                6,112
       Current portion of long-term debt with affiliates                            250,000              250,000
       Notes payable with affiliates                                              1,350,000              600,000
                                                                               ------------         ------------

            Total current liabilities                                             4,811,327            1,223,358
                                                                               ------------         ------------


Long-term debt with affiliates                                                2,750,000            2,750,000
Note payable due to affiliate                                                     4,907,272                   --

Shareholders' equity:
       Preferred stock, $.05 par value; 1,000,000 shares authorized
       no shares issued and outstanding at 6/30/98 and 12/31/97                          --                   --

       Common stock, $.05 par value; 10,000,000 shares authorized
            6,549,666 shares issued at 6/30/98 and 1,949,666 shares
            issued at 12/31/97                                                      327,483               97,483
       Additional paid-in capital                                                10,920,658            4,176,370
       Accumulated deficit                                                       (5,798,150)          (5,407,674)
                                                                               ------------         ------------
                                                                                  5,449,991           (1,133,821)
                                                                               ------------         ------------

                                                                               $ 17,918,590         $  2,839,537
                                                                               ============         ============


     See accompanying notes to condensed consolidated financial statements.

                            MICRO GENERAL CORPORATION
                 Condensed Consolidated Statements of Operations
           For the Three Months Ended June 30, 1998 and June 30, 1997
                                   (Unaudited)


                                                                       June 30,            June 30,
                                                                         1998                1997
                                                                      -----------         -----------
Revenues:
       Postal product sales                                           $   179,468         $   178,267
       Postal service and rate change revenues                             38,994              91,203
       Software sales and maintenance, including $458,531
         with affiliates                                                  617,402                  --
       Hardware sales and maintenance, including $2,197,151
         with affiliates                                                2,633,675                  --
       Consulting revenue, including $406,702 with
         affiliates                                                       454,759                  --
       Servicing revenue, including $186,211 with
         affiliates                                                       216,737                  --
       Telecommunication revenue, including $63,755
         with affiliates                                                  163,057                  --
       Other operating revenue, including $8,096 with
         affiliates                                                        68,580                  --
                                                                      -----------         -----------

                   Total revenues                                       4,372,672             269,470
                                                                      -----------         -----------


Cost of sales:
       Postal product sales                                               199,225             227,343
       Postal service and rate change revenues                             24,474              50,688
       Cost of hardware and software                                    2,162,802                  --
                                                                      -----------         -----------

                   Total cost of sales                                  2,386,501             278,031
                                                                      -----------         -----------

                   Gross profit (loss)                                  1,986,171              (8,561)


Operating expenses:
       Selling, general and administrative                              2,186,958             347,172
       Engineering and development                                         55,523              66,985
       Amortization of goodwill and software development costs             92,371                  --
                                                                      -----------         -----------

                   Total operating expenses                             2,334,852             414,157
                                                                      -----------         -----------

                   Operating loss                                        (348,681)           (422,718)


Interest expense                                                         (115,603)            (37,561)
                                                                      -----------         -----------

                   Loss before income taxes                              (464,284)           (460,279)

Income taxes                                                               17,554                  --
                                                                      -----------         -----------
                   Net loss                                           $  (481,838)        $  (460,279)
                                                                      ===========         ===========


       Basic loss per share                                           $     (0.11)        $     (0.24)
                                                                      ===========         ===========
       Weighted average shares outstanding - basic basis                4,325,490           1,949,666
                                                                      ===========         ===========

       Diluted loss per share                                         $     (0.11)        $     (0.24)
                                                                      ===========         ===========
Weighted average shares outstanding - diluted basis                     4,325,490           1,949,666
                                                                      ===========         ===========



See accompanying notes to condensed consolidated financial statements.

                            MICRO GENERAL CORPORATION
                 Condensed Consolidated Statements of Operations
            For the Six Months Ended June 30, 1998 and June 30, 1997
                                   (Unaudited)


                                                                        June 30,            June 30,
                                                                          1998                1997
                                                                      -----------         -----------
Revenues:
       Postal product sales                                           $   458,442         $   329,800
       Postal service and rate change revenues                            793,841             979,722
       Software sales and maintenance, including $458,531
         with affiliates                                                  617,402                  --
       Hardware sales and maintenance, including $2,197,151
         with affiliates                                                2,633,675                  --
       Consulting revenue, including $406,702 with
         affiliates                                                       454,759                  --
       Servicing revenue, including $186,211 with
         affiliates                                                       216,737                  --
       Telecommunication revenue, including $63,955
         with affiliates                                                  163,057                  --
       Other operating revenue, including $8,096
         with affiliates                                                   68,580                  --
                                                                      -----------         -----------

                   Total revenues                                       5,406,493           1,309,522
                                                                      -----------         -----------


Cost of sales:
       Postal product sales                                               473,899             475,599
       Postal service and rate change revenues                            202,599             345,346
       Cost of hardware and software                                    2,162,802                  --
                                                                      -----------         -----------

                   Total cost of sales                                  2,839,300             820,945
                                                                      -----------         -----------

                   Gross profit                                         2,567,193             488,577


Operating expenses:
       Selling, general and administrative                              2,569,247             666,836
       Engineering and development                                         78,206             168,192
       Amortization of goodwill and software development costs             92,371                  --
                                                                      -----------         -----------

                   Total operating expenses                             2,739,824             835,028
                                                                      -----------         -----------

                   Operating loss                                        (172,631)
                                                                                             (346,451)


Interest expense                                                         (199,491)            (69,437)
                                                                      -----------         -----------

                   Loss before income taxes                              (372,122)           (415,888)

Income taxes                                                               18,354                 800
                                                                      -----------         -----------
                   Net loss                                           $  (390,476)        $  (416,688)
                                                                      ===========         ===========

Basic loss per share                                                  $     (0.12)        $     (0.21)
                                                                      ===========         ===========
       Weighted average shares outstanding - basic basis                3,144,141           1,949,584
                                                                      ===========         ===========

       Diluted loss per share                                         $     (0.12)        $     (0.21)
                                                                      ===========         ===========
Weighted average shares outstanding - diluted basis                     3,144,141           1,949,584
                                                                      ===========         ===========



See accompanying notes to condensed consolidated financial statements

                            MICRO GENERAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
            For the Six Months Ended June 30, 1998 and June 30, 1997
                                   (Unaudited)


                                                                                        June 30,           June 30,
                                                                                          1998                1997
                                                                                      -----------         -----------
Cash flows from operating activities:
       Net loss                                                                       $  (390,476)        $  (416,688)
       Adjustments to reconcile net income to net
              cash provided by (used in) operating activities:
                   Depreciation and amortization                                           92,370              17,922
                   Provision for losses on accounts receivable
                        and sales returns, net of write-offs                                   --                (615)

       Change in assets and liabilities:
              Decrease in accounts receivable                                           1,856,349              24,130
              (Increase) decrease in inventories                                          (50,407)            146,603
              Increase in prepaid expenses                                               (699,516)            (63,987)
              Increase (decrease) in accounts payable and accrued expenses                699,787             (32,964)
              Capitalized software and postage meter development costs                   (499,878)
                                                                                                             (291,256)
              Increase (decrease) in deferred revenue                                       9,374             (16,119)
              Increase in taxes payable                                                    17,554                  --
                                                                                      -----------         -----------

              Total adjustments                                                         1,425,633            (216,286)
                                                                                      -----------         -----------

                   Net cash provided by (used in) operating activities                  1,035,157            (632,974)


Cash flows used in investing activities:
       Additions to property and equipment                                               (767,536)             (7,503)
                                                                                      -----------         -----------

                   Net cash used in investing activities                                 (767,536)             (7,503)

Cash flows from financing activities:
       Exercise of stock options                                                               --                 687
       Proceeds from notes payable                                                        750,000             450,000
       Repayment of note payable to bank                                                 (101,939)                 --
                                                                                      -----------         -----------
                   Net cash provided by financing activities                              648,061             450,687
                                                                                      -----------         -----------

Net increase (decrease) in cash                                                           915,682            (189,790)

Cash - beginning of period                                                                318,845             413,533
                                                                                      -----------         -----------
Cash - end of period                                                                  $ 1,234,527         $   223,743
                                                                                      ===========         ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
              Interest                                                                $   155,033         $    74,961
                                                                                      ===========         ===========
              Income taxes                                                            $       800         $       800
                                                                                      ===========         ===========

Non-cash transactions:
Stock issued in connection with the acquisition of
          ACS Systems, Inc.                                                           $ 6,974,288         $        --
                                                                                      ===========         ===========



See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF FINANCIAL STATEMENTS

           The financial information included in this report includes the accounts of Micro General Corporation and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and
       Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Current Report on Form 8-K dated July 27, 1998.

           Certain reclassifications have been made in the 1997 Condensed Consolidated Financial Statements to conform to the classifications used in 1998.

       DESCRIPTION OF BUSINESS

              Historically, the operations of the Company consisted of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales. These operations are currently performed through the Company's postage meter and scale division. On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of a wholly-owned subsidiary of Micro General Corporation with ACS Systems, Inc. ("ACS"), a subsidiary of FNFI. As a result of the merger all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General Corporation common stock. The transaction was valued at $6.9 million. FNFI now owns 81.4% of the common stock of the Company on an undiluted basis.


NOTE 2.       ACQUISITIONS

           ACS, a wholly-owned subsidiary of the Company, was founded in 1985 as an escrow software development company. ACS was acquired by FNFI in April 1994 and subsequently acquired by the Company on May 14, 1998 for 4.6 million shares of the Company's common stock. Approximately 80% of the revenue generated by ACS is derived from multiple servicing arrangements with FNFI and its subsidiaries whereby ACS provides comprehensive electronic data processing systems support, including selling computer hardware and software products and developing integrated title and escrow computer applications for FNFI's direct title operations and agency network.

           In addition to these services, ACS provides products and services to FNFI and unaffiliated customers, including telecommunications hardware and long distance reselling, technical services, consulting services, Internet access and services and computer hardware and systems software.

           The acquisition of ACS has been accounted for using the purchase method of accounting. The intangibles resulting from this acquisition are being amortized over 20 years. A preliminary allocation of the purchase price has been made, but the entire purchase accounting process has not yet been completed. The results of operations of the Company include the operations of ACS since the date of acquisition.

           Pro forma results assuming the acquisition of ACS had occurred on January 1, 1998, and January 1, 1997, are as follows:

                                                                             SIX MONTHS ENDED
                                                                 ------------------------------------
                                                                 JUNE 30, 1998          JUNE 30, 1997
                                                                 ----------------       -------------
        Revenue                                                  $     11,902,000        $ 7,197,000
                                                                 ================        ===========
        Net loss                                                 $       (398,000)       $  (568,000)
                                                                 ================        ===========

        Net loss per share - basic                               $          (0.06)       $     (0.09)
                                                                 ================        ===========
        Weighted average shares outstanding - basic                     6,549,666          6,549,584
                                                                 ================        ===========
        Net loss per share - diluted (2)                         $          (0.06)       $     (0.09)
                                                                 ================        ===========
        Weighted average shares outstanding - diluted (2)               6,549,666          6,549,584
                                                                 ================        ===========


       (1) Included in the 1998 pro forma earnings is $675,000 of income related to charges incurred by ACS in managing the FNFI information services department that were not properly charged back to FNFI until the current period.

       (2) Earnings per share on a diluted basis is anti-dilutive given that the Company had a net loss for the period presented; therefore basic and diluted shares and earnings per share are equal.

NOTE 3.       RELATED PARTY TRANSACTIONS

           On May 14, 1998, in connection with the Company's acquisition of ACS, a $5.0 million line of credit facility was established between the Company and Fidelity National Title Company, a subsidiary of FNFI. Under the terms of the agreement, accrued interest shall be payable quarterly with any unpaid balance, including principle and accrued interest, due and payable on May 14, 2000. Interest accrues at a rate of 9% per annum.

           As described in Note 1, the primary source of revenue for both ACS and the Company is fees resulting from sales and services to FNFI and subsidiaries, an affiliate. Revenues generated from the sales and services to affiliates during the three and six-month periods ended June 30, 1998 were $3,321,000, representing 75.9% and 61.4% of total revenue, respectively. Trade accounts receivable with affiliates of $3,718,000 has been offset against accounts payable and accrued expenses with the same affiliates of $3,716,000, with the minor difference applied to note payable due to affiliate.

           Included in notes payable and long-term debt at June 30, 1998 is $450,000 and $1,000,000, respectively, due to Cal West Service Corporation, a subsidiary of FNFI. Also included in notes payable and long-term debt at June 30, 1998 is $900,000 and $2,000,000, respectively, due to Dito Caree L.P. Holding, an affiliate.

NOTE 4.

           In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supercedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's financial reporting.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Factors That May Affect Operating Results

         The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
       Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The reader should consult the risk factors listed from time to time and other information disclosed in the Company's reports on Forms 10-Q, 10-K and filings under the Securities Act of 1933, as amended.

       Results of Operations

         The following discussion and analysis reflects the results of operations for the Company for the three and six-month periods ended June 30, 1998 and 1997. Included in the second quarter and six-month period ended June 30, 1998 is 47 days of operations of ACS, which was acquired on May 14, 1998. See Note 2. Due to the acquisition of ACS, results of operations may differ substantially when comparing 1998 periods with 1997 periods.

         The following table presents information regarding the components of revenues and expenses for the Company on a historical basis by division:


                                                            THREE MONTHS ENDED
                               ------------------------------------------------------------------------
                                                   JUNE 30, 1998                          JUNE 30, 1997
                               ---------------------------------------------------         -----------
                                  Postal                                                     Postal
                                 Division              ACS                 Total            Division
                               -----------         -----------         -----------         -----------
Revenues                       $   219,000         $ 4,154,000         $ 4,373,000         $   269,000
Cost of sales                      224,000           2,163,000           2,387,000             278,000
                               -----------         -----------         -----------         -----------
    Gross profit (loss)             (5,000)          1,991,000           1,986,000              (9,000)

Operating expenses                 383,000           1,952,000           2,335,000             414,000
Interest expense                    85,000              31,000             116,000              38,000
Income tax expense                      --              18,000              18,000                  --
                               -----------         -----------         -----------         -----------
    Net loss                   $  (472,000)        $   (10,000)        $  (482,000)        $  (460,000)
                               ===========         ===========         ===========         ===========


                                                             SIX MONTHS ENDED
                               -----------------------------------------------------------------------
                                                   JUNE 30, 1998                         JUNE 30, 1997
                               ---------------------------------------------------         -----------
                                 Postal                                                       Postal
                                Division               ACS                Total             Division
                               -----------         -----------         -----------         -----------
Revenues                       $ 1,252,000         $ 4,154,000         $ 5,406,000         $ 1,310,000
Cost of sales                      676,000           2,163,000           2,839,000             821,000
                               -----------         -----------         -----------         -----------
    Gross profit                   576,000           1,991,000           2,567,000             489,000

Operating expenses                 788,000           1,952,000           2,740,000             835,000
Interest expense                   168,000              31,000             199,000              69,000
Income tax expense                      --              18,000              18,000               1,000
                               -----------         -----------         -----------         -----------

    Net loss                   $  (380,000)        $   (10,000)        $  (390,000)        $  (416,000)
                               ===========         ===========         ===========         ===========


(1) The ACS division is included in the Company's historical financial statements for 47 days during the second quarter of 1998 and excluded entirely from 1997 results.

         Total revenue for the quarter ended June 30, 1998 increased 1,525.7% to $4,373,000 from $269,000 for the second quarter of 1997. Total revenue for the six months ended June 30, 1998 increased 312.7% to $5,406,000 from $1,310,000 for the comparable 1997 period. The ACS contribution for the three and six-month periods ended June 30, 1998 was $4,154,000, or 95.0% and 76.8% of total revenue, respectively. Excluding the ACS contribution, total revenue for the second quarter decreased by $50,000, or 18.6%, which reflects the decrease in postal service and rate change business. Postal product sales were consistent in the quarter over quarter comparison.

         Total revenue for the six months ended June 30, 1998 excluding the ACS contribution decreased by $58,000, or 4.4%, which reflects the increase in postal product sales during the first quarter of 1998 offset by a decrease in service and rate change revenues. Product sales increased by $128,000, or 38.8%, while service and rate change revenues decreased by $186,000, or 19.0%, comparing the six-month periods of 1998 and 1997. The primary reason for the increase in product sales is the dealer-based sales of the Shipper Link product and the Company's Eagle Best Rate Shipper software for Windows and DOS. The decrease in service and rate change revenues relates to the decline in the Company's installed product base as more scale-based systems are being replaced by free service provider systems and computer-based systems.

         Cost of sales for the second quarter of 1998 increased 758.6% to $2,387,000 from $278,000 in the 1997 second quarter. For the six months ended June 30, 1998 cost of sales increased to $2,839,000, a 245.8% increase from $821,000 for the comparable 1997 period. Included in cost of sales for the three and six-month periods ended June 30, 1998 is $2,163,000, or 90.6% and 76.2% of total cost of sales, respectively, relating to the operations of ACS. See Note 2. Excluding the cost of sales related to ACS, cost of sales decreased $54,000 and $145,000 for the three and six months ended June 1998, respectively, which is consistent with the decrease in revenues discussed above. In addition, cost of sales related to postal product sales have decreased as a percentage of sales due to expense reductions in product labor and overhead.

         Operating expenses for the second quarter of 1998 increased to $2,335,000, an increase of $1,921,000, or 464.0%, from $414,000 in the
       1997 second quarter. For the six-month period ended June 1998 operating expenses were $2,740,000, an increase of $1,905,000, or 228.1% over operating expenses of $835,000 for the comparable 1997 period. Excluding ACS operating expenses of $1,952,000, or 83.6% and 71.2% of total operating expenses for the three and six-month periods ended June 1998, respectively, operating expenses decreased $31,000 in the second quarter and $47,000 for the six-month period ended June 30, 1998 due to a further decrease in operating expenses of $16,000 during the first quarter of 1998. The first quarter 1998 decrease represents a minor increase in selling, general and administrative expenses offset by a decrease in postage meter development expenses as more development costs were capitalized. The second quarter 1998 decrease reflects increased sales expense associated with a concerted effort to market the new products and to stimulate interest in the postage meter, offset by a decrease in certain general and administrative salaries, consulting fees and an increase in capitalized postage meter development costs.

         Interest expense incurred by the Company relates to notes payable, long-term debt and a note to an affiliate. See Note 3. Interest expense for the second quarter of 1998 increased 205.3% to $116,000 from $38,000 in the 1997 second quarter. For the six months ended June 1998, interest expense increased $130,000, or 188.4%, to $199,000 from $69,000 in the same 1997 period. Excluding the interest expense related to ACS of $31,000, or 26.7% and 15.6% of total interest expense for the three and six-month periods ended June 30, 1998, respectively, interest expense increased $47,000, or 123.7%, and $99,000, or 143.5%, for those periods. The increase in interest expense for the three and six-month periods ended June 1998 as compared to the 1997 periods reflects the increase in average debt balances of $2,467,000, to $4,267,000 for the quarter ended June 1998 from $1,800,000 for the same 1997 quarter, and an increase of $2,200,000, to $3,850,000 for the six months ended June 1998 compared to $1,650,000 for the same 1997 period. The interest rates on the various financing agreements are between 9% and 9.5% depending on convertibility features and warrants.


       Liquidity and Capital Resources

         The Company's cash requirements include debt service, operating expenses and potential acquisitions. The Company believes that all anticipated cash requirements will be met from internally generated funds and through existing credit facilities with affiliates. Cash provided by operating activities exceeded cash used by operating activities by $1,035,000 for the six months ended June 30, 1998, which compares favorably with cash used in operating activities exceeding cash provided by operating activities of $633,000 for the six months ended June 30, 1997. The increase in cash from operations primarily relates to payments received on accounts receivable from affiliates which were acquired in the non-cash acquisition of ACS. Management believes that short-term modifications of existing affiliate credit facilities will enable the Company to expand its business relationships with unaffiliated third parties and expects the Company to generate cash flows sufficient to support its future operations.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K):

              11. Computation of earnings (loss) per share is not provided as the calculation can be clearly determined from the material contained in Item 1 of Part I.

              27. Financial Data Schedule

       b. Current Reports on Form 8-K: Current Report on Form 8-K, dated July 27, 1998, relating to the merger of a wholly-owned subsidiary of Micro General Corporation into ACS Systems, Inc. on May 14, 1998.