Form 10-Q
period 1998-09-30
MICRO GENERAL CORP
filed 1998-11-16
CIK 67383

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended: SEPTEMBER 30, 1998
                                             ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to_________.


                         Commission file number: 0-8358
                                                 ------


                            MICRO GENERAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         95-2621545
            --------                                         ----------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)

2510 N. Red Hill, Suite 230, Santa Ana, California              92705
--------------------------------------------------              -----
    (Address of principal executive offices)                  (Zip Code)


                                 (949) 622-4444
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

$.05 par value Common Stock 6,549,666 shares as of November 9, 1998.

================================================================================

                            MICRO GENERAL CORPORATION

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.    Condensed Consolidated Financial Statements.

      A.   Condensed Consolidated Balance Sheets as of September 30, 1998
           and December 31, 1997.                                              2

      B.   Condensed Consolidated Statements of Operations for the three
           months ended September 30, 1998 and September 30, 1997.             3

      C.   Condensed Consolidated Statements of Operations for the nine
           months ended September 30, 1998 and September 30, 1997.             4

      D.   Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1998 and September 30, 1997.             5

      E.   Notes to Condensed Consolidated Financial Statements.               6

Item 2. .  Management's Discussion and Analysis of Financial           8
           Condition and Results of Operations.


PART II.   OTHER INFORMATION
----------------------------

Items 1-3 & 5. of Part II have been omitted because they are not applicable with respect to the current reporting period.

Item 4.        Submission of Matters to Vote of Security Holders

Item 6.        Exhibits and Reports on Form 8-K.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MICRO GENERAL CORPORATION
                        -------------------------
                              (Registrant)



By: /s/ Brooks A. Corbin                             Date: November 13, 1998
   -------------------------------
   Brooks A. Corbin
   Sr. Vice President, Finance and
   Chief Financial Officer

                            MICRO GENERAL CORPORATION

                      Condensed Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997

                                                                   September 30,          December 31,
                                                                       1998                   1997
                                                                   ------------           ------------
                                                                   (Unaudited)
                        Assets
                        ------

Current assets:
     Cash                                                          $    896,762           $    318,845
     Accounts and notes receivable, less allowance for
       doubtful receivables and sales returns of $219,554
       at 9/30/98 and $16,141 at 12/31/97                               829,689                 97,223
     Inventories                                                      2,711,771                853,033
     Prepaid expenses and other assets                                  410,955                264,970
                                                                   ------------           ------------

                       Total current assets                           4,849,177              1,534,071
                                                                   ------------           ------------
Equipment and improvements, net                                       3,058,531                209,351
Other assets, net                                                                               41,250
                                                                   ------------           ------------
Capitalized software                                                  3,567,879              1,054,865
Intangibles, less accumulated amortization of $305,859
  at 9/30/98                                                          6,379,836                     --
                                                                   ------------           ------------

                                                                   $ 17,855,423           $  2,839,537
                                                                   ============           ============

          Liabilities and Shareholders' Equity
          ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                         $  1,651,747           $    367,246
     Income taxes payable                                               (77,161)                    --
     Deferred tax liability                                             524,097                     --
     Deferred revenue                                                    12,303                  6,112
     Current portion of long-term debt with affiliates                2,350,001                250,000
     Accounts payable with affiliates                                 1,901,241                600,000
                                                                   ------------           ------------

          Total current liabilities                                   6,362,228              1,223,358
                                                                   ------------           ------------

Long-term debt with affiliates                                        2,000,000              2,750,000
Note payable due to affiliate                                         5,009,211                     --
                                                                   ------------           ------------

Shareholders' equity:
     Preferred stock, $.05 par value; 1,000,000 shares
       authorized no shares issued and outstanding at
       9/30/98 and 12/31/97                                                  --                     --

     Common stock, $.05 par value; 10,000,000 shares
       authorized 6,549,666 shares issued and outstanding
       as of 9/30/98 and 1,949,666 shares issued and
       outstanding as of 12/31/97                                       327,483                 97,483
     Additional paid-in capital                                      10,920,658              4,176,370
     Accumulated deficit                                             (6,764,157)            (5,407,674)
                                                                   ------------           ------------
                                                                      4,483,984             (1,133,821)
                                                                   ------------           ------------
                                                                   $ 17,855,423           $  2,839,537
                                                                   ============           ============


     See accompanying notes to condensed consolidated financial statements.

                            MICRO GENERAL CORPORATION

                 Condensed Consolidated Statements of Operations
      For the Three Months Ended September 30, 1998 and September 30, 1997
                                   (Unaudited)

                                                                                    September 30,        September 30,
                                                                                        1998                 1997
                                                                                    -------------        -------------
Revenues:
      Postal product sales                                                          $   146,595           $   180,681
      Postal service and rate change revenues                                            29,493                68,938
      Software sales and maintenance, including $801,358 with affiliates                969,143                    --
      Hardware sales and maintenance, including $2,773,722 with affiliates            2,957,357                    --
      Consulting revenue, including $1,090,954 with affiliates                        1,090,954                    --
      Servicing revenue, including $375,219 with affiliates                             557,969                    --
      Telecommunication revenue, including $687,551 with affiliates                     841,348                    --
      Other operating revenue, including $166,207 with affiliates                       167,654                    --
                                                                                    -----------           -----------
                Total revenues                                                        6,760,513               249,619
                                                                                    -----------           -----------

Cost of sales:
      Postal product sales                                                              185,860               203,307
      Postal service and rate change revenues                                            19,446                99,816
      Cost of hardware and software                                                   2,654,159                    --
                                                                                    -----------           -----------
                Total cost of sales                                                   2,859,465               303,123
                                                                                    -----------           -----------

Operating expenses:
      Selling, general and administrative                                             4,471,129               291,086
      Engineering and development                                                        44,598                62,198
      Amortization of goodwill and software development costs                           181,198                    --
                                                                                    -----------           -----------
                Total operating expenses                                              4,696,925               353,284
                                                                                    -----------           -----------

                Operating loss                                                         (795,876)             (406,788)
                                                                                    -----------           -----------

Interest expense                                                                        267,310                53,418

                Loss before income taxes                                             (1,063,186)             (460,206)

Income taxes                                                                            (97,179)                   --
                                                                                    -----------           -----------
                Net loss                                                            $  (966,107)          $  (460,206)
                                                                                    ===========           ===========

      Basic loss per share                                                          $      (.15)          $      (.24)
                                                                                    ===========           ===========
      Weighted average shares outstanding - basic basis                               6,549,666             1,949,666

      Diluted loss per share                                                        $      (.15)          $      (.24)
                                                                                    ===========           ===========
Weighted average shares outstanding - diluted basis                                   6,549,666             1,949,666
                                                                                    ===========           ===========


See accompanying notes to condensed consolidated financial statements.

                            MICRO GENERAL CORPORATION

                 Condensed Consolidated Statements of Operations
       For the Nine Months Ended September 30, 1998 and September 30, 1997
                                   (Unaudited)

                                                                                    September 30,          September 30,
                                                                                        1998                   1997
                                                                                    -------------          -------------
Revenues:
      Postal product sales                                                          $    605,037           $    511,495
      Postal service and rate change revenues                                            823,334              1,047,646
      Software sales and maintenance, including $1,259,889 with affiliates             1,586,545                     --
      Hardware sales and maintenance, including $4,970,873 with affiliates             5,591,032                     --
      Consulting revenue, including $1,497,656 with affiliates                         1,545,713                     --
      Servicing revenue, including $561,430 with affiliates                              774,706                     --
      Telecommunication revenue, including $751,506 with affiliates                    1,004,405                     --
      Other operating revenue, including $174,303 with affiliates                        236,234                     --
                                                                                    ------------           ------------
                Total revenues                                                        12,167,006              1,559,141
                                                                                    ------------           ------------

Cost of sales:
      Postal product sales                                                               659,759                436,970
      Postal service and rate change revenues                                            222,046                687,098
      Cost of hardware and software                                                    4,816,961                     --
                                                                                    ------------           ------------
                Total cost of sales                                                    5,698,766              1,124,068
                                                                                    ------------           ------------

Operating expenses:
      Selling, general and administrative                                              7,040,376                957,921
      Engineering and development                                                        122,812                230,391
      Amortization of goodwill and software development costs                            273,569                     --
                                                                                    ------------           ------------

                Total operating expenses                                               7,436,757              1,188,312
                                                                                    ------------           ------------

                Operating loss                                                          (968,517)              (753,239)
                                                                                    ------------           ------------

Interest expense                                                                         466,791                122,854

                Loss before income taxes                                              (1,435,308)              (876,093)

Income taxes                                                                             (78,825)                   800
                                                                                    ------------           ------------
                Net loss                                                            $ (1,356,483)          $   (876,893)
                                                                                    ============           ============

Basic loss per share                                                                $       (.32)          $       (.45)
                                                                                    ============           ============
      Weighted average shares outstanding - basic basis                                4,291,791              1,949,305

      Diluted loss per share                                                        $       (.32)          $       (.45)
                                                                                    ============           ============
Weighted average shares outstanding - diluted basis                                    4,291,791              1,949,305
                                                                                    ============           ============


See accompanying notes to condensed consolidated financial statements

                            MICRO GENERAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 1998 and September 30, 1997
                                   (Unaudited)

                                                                        September 30,   September 30,
                                                                            1998            1997
                                                                        ------------    ------------
Cash flows from operating activities:
      Net loss                                                          $(1,356,483)    $ (876,893)
      Adjustments to reconcile net income to net
           cash provided by (used in) operating activities:
           Depreciation and amortization                                    369,567         40,133
           Provision for losses on accounts receivable
              and sales returns, net of write-offs                           24,158         (13,333)

      Change in assets and liabilities:
           Decrease in accounts receivable                                1,903,040          40,282
           (Increase) decrease in inventories                              (147,064)        158,430
           (Increase) in prepaid expenses                                  (109,565)        (79,894)
           Increase (decrease) in accounts payable and accrued expenses    (300,192)         89,663
           Increase (decrease) in accounts payable due affiliates         1,901,242              --
           Capitalized software and postage meter development costs        (591,974)             --
           Increase (decrease) in deferred revenue                            6,191         (45,949)
           Increase in taxes payable                                        (79,625)             --
                                                                        -----------     -----------
           Total adjustments                                              2,975,778         189,332
                                                                        -----------     -----------

                Net cash provided by (used in) operating activities       1,619,295        (687,561)
                                                                        -----------     -----------
Cash flows used in investing activities:
      Additions to property and equipment                                (1,791,378)       (590,215)
                                                                        ------------    -----------

                Net cash used in investing activities                    (1,791,378)       (590,215)
                                                                        -----------     -----------

Cash flows from financing activities:
      Exercise of stock options                                                  --             687
      Proceeds from notes payable                                           750,000       1,050,000
      Repayment of note payable to bank                                          --              --
                                                                        -----------     -----------
            Net cash provided by financing activities                       750,000       1,050,687

Net increase (decrease) in cash                                             577,917        (227,089)

Cash - beginning of period                                                  318,845         413,533
Cash - end of period                                                    $   896,762     $   186,444
                                                                        ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
           Interest                                                     $   202,533     $   113,024
                                                                        ===========     ===========
           Income taxes                                                 $       800     $       800
                                                                        ===========     ===========

Non-cash transactions:
  Stock issued in connection with the acquisition
         of ACS Systems, Inc. (4,600,000 shares)                        $ 6,974,288     $        --
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

NOTE 2. ACQUISITIONS

        ACS, a wholly-owned subsidiary of the Company, was founded in 1985 as an escrow software development company. ACS was acquired by FNFI in April 1994 and subsequently acquired by the Company on May 14, 1998 for 4.6 million shares of the Company's common stock. Approximately 86% of the revenue generated by ACS is derived from multiple servicing arrangements with FNFI and its subsidiaries whereby ACS provides comprehensive electronic data processing systems support, including selling computer hardware and software products and developing integrated title and escrow computer applications for FNFI's direct title operations and agency network.

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

        Pro forma results assuming the acquisition of ACS had occurred on January 1, 1998, and January 1, 1997, are as follows:

                                                                       NINE MONTHS ENDED
                                                           ----------------------------------------
                                                           SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                           ------------------    ------------------
        Revenue                                                $18,663,000           $11,529,000
                                                               ===========           ===========
        Net loss                                               $(1,364,000)          $  (369,000)
                                                               ===========           ===========
        Net loss per share - basic                             $      (.20)          $      (.06)
                                                               ===========           ===========
        Weighted average shares outstanding - basic              6,549,666             6,549,584
                                                               ===========           ===========
        Net loss per share - diluted (2)                       $      (.20)          $      (.06)
                                                               ===========           ===========
        Weighted average shares outstanding - diluted (2)        6,549,666             6,549,584
                                                               ===========           ===========

---------------

(1) Earnings per share on a diluted basis is anti-dilutive given that the Company had a net loss for the period presented; therefore basic and diluted shares and earnings per share are equal.

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

        As described in Note 1, the primary source of revenue for both ACS and the Company is fees resulting from sales and services to FNFI and subsidiaries, an affiliate. Revenues generated from the sales and services to affiliates during the three and nine-month periods ended September 30, 1998 were $5,895,011 and $9,215,657, representing 90% and 86% of total revenue, respectively. Trade accounts receivable with affiliates of $3,913,028 has been offset against accounts payable and accrued expenses with the same affiliates of $5,814,269, resulting in a net accounts payable with affiliates of $1,901,241.

        Included in notes payable and long-term debt at September 30, 1998 is $450,000 and $1,000,000, respectively, due to Cal West Service Corporation, a subsidiary of FNFI. Also included in notes payable and long-term debt at September 30, 1998 is $900,000 and $2,000,000, respectively, due to Dito Caree L.P. Holding, an affiliate. The notes were in default, but waivers were obtained through December 31, 1998 on all notes. Of these notes, $2,350,000 is classified as current liabilities.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

        Results of Operations

        The following discussion and analysis reflects the results of operations for the Company for the three and nine-month periods ended September 30, 1998 and 1997. Included in the nine-month period ended September 30, 1998 is three months and 47 days of operations of ACS, which was acquired on May 14, 1998. See
Note 2. Due to the acquisition of ACS, results of operations may differ substantially when comparing 1998 periods with 1997 periods.

        The following table presents information regarding the components of revenues and expenses for the Company on a historical basis by division:

                                                   THREE MONTHS ENDED
                              ---------------------------------------------------------
                                                                          SEPTEMBER 30,
                                         SEPTEMBER 30, 1998                   1997
                              ---------------------------------------     -------------
                               Postal                                        Postal
                              Division         ACS           Total          Division
                              ---------     ----------     ----------       ---------
Revenues                      $ 176,088     $6,584,425     $6,760,513       $ 249,619
Cost of sales                   205,306      2,654,158      2,859,464         303,123

Operating expenses              354,299      4,342,626      4,696,925         353,284
Interest expense                 84,750        182,560        267,310          53,418
Income tax expense                   --        (97,179)       (97,179)             --
                              ---------     ----------     ----------       ---------
   Net loss                   $(468,267)    $ (497,740)    $ (966,007)      $(460,206)
                              =========     ==========     ==========       =========


                                                   NINE MONTHS ENDED
                              ---------------------------------------------------------
                                                                          SEPTEMBER 30,
                                          SEPTEMBER 30, 1998                  1997
                              ---------------------------------------     -------------
                               Postal                                        Postal
                              Division         ACS           Total          Division
                              ---------     ----------     ----------       ---------

Revenues                     $1,428,371    $10,738,635    $12,167,006      $1,559,141
Cost of sales                   881,804      4,816,962      5,698,766       1,124,068

Operating expenses            1,139,865      6,296,892      7,436,757       1,188,312
Interest expense                254,250        212,541        466,791         122,854
Income tax expense                             (78,825)       (78,825)            800
                             ----------    -----------    -----------      ----------
    Net loss                 $ (847,548)   $  (508,935)   $(1,356,483)     $ (876,893)
                             ==========    ===========    ===========      ==========

--------------------

(1) The ACS division is included in the Company's historical financial statements for three months and 47 days during the nine month period ended September 30,1998 and excluded entirely from 1997 results.

        The revenue for the quarter ended September 30, 1998 increased 2,609% to $6,760,513 from $249,619 for the third quarter of 1997. Total revenue for the nine months ended September 30, 1998 increased 681%to $12,167,006 from $1,559,141 for the comparable 1997 period. The ACS contribution for the three and nine month periods ended September 30, 1998 was $6,584,425 or 98% and $10,738,635 or 89% of the total revenue, respectively. Excluding the ACS contribution, total revenue for the third quarter decreased by $73,611, or 30%, which reflects the decrease in postal service and rate change business. Postal product sales were consistent in the quarter over quarter comparison.

        The revenue for the nine months ended September 30, 1998 excluding ACS contribution decreased by $130,770, or 9%, which reflects the increase in postal product sales during the second quarter of 1998 offset by a decrease in service and rate change revenues. Product sales increased by $93,542, or 19% while service and rate change revenues decreased by $224,312, or 22%, comparing the nine month periods of 1998 and 1997. The primary reason for the increase in product sales is the dealer-based sales of the Shipper Link product and the Company's Eagle Best Rate Shipper software for Windows and DOS. The decrease in service and rate change revenue relates to the decline in Company's installed product base as more scale-based systems are being replaced by free service provider system and company-based systems.

        Cost of sales for the third quarter of 1998 increased 818% to $2,859,464 from $303,123 in the 1997 third quarter. For the nine months ended September 30, 1998, cost of sales increased to $5,698,766, a 407% increase from $1,124,068 for the comparable 1997 period. Included in cost of sales for three months ended September 30, 1998 is $2,654,158, or 96% and for nine months is $4,817,159 or 86% of total sales, respectively, relating to the operations of ACS. See Note 2. Excluding the cost of sales related to ACS, cost of sales decreased $97,817 and $242,264 for the three and nine months ended September 30, 1998, respectively, which is consistent with the decrease in revenues discussed above. In addition, cost of sales related to postal product sales have decreased as a percentage of sales due to expense reductions in product labor and overhead.

        Operating expenses for the third quarter of 1998 increased to $4,696,925, an increase of $4,343,641, or 1,230%, from $353,284 in the 1997 third quarter. For the nine month period ended September 30, 1998, operating expenses were $7,436,757, an increase of $6,248,445, or 526% over operating expenses of $1,188,312 for the comparable 1997 period. Excluding ACS operating expenses of $4,342,626, or 93% and $6,296,892, or 85% of total operating expenses for the three and nine month periods ended September 30, 1998, respectively, operating expenses increased by $1,015 in the quarter and $48,447 for the nine month period ended September 30, 1998.

        Interest expense incurred by the Company relates to notes payable, long-term debt and a note to an affiliate. See Note 3. Interest expense for the third quarter of 1998 increased 401% to $267,310 from $53,418 in the 1997 third quarter. For the nine months ended September 30, 1998, interest expenses increases $343,927 or 280%, to $466,791 from $122,854 in the same 1997 period.
Excluding the interest expense related to ACS of $182,560, or 69% and $212,541, or 46% of total interest expense for the three and nine months period ended September 30, 1998, respectively, interest expense increased $31,332, or 63%, and $131,396 or 207%, for those periods.

        Liquidity and Capital Resources

        The Company's cash requirements include debt service, operating expenses, capital investments and potential acquisitions. The Company believes that all anticipated cash requirements will be met from internally generated funds, future lines of credit and through additional credit facilities with affiliates. Cash provided by operating activities exceeded cash used by operating activities by $1,619,295 for the nine months ended September 30, 1998, which compares favorably with cash used in operating activities exceeding cash provided by operating activities of $687,561 for nine months ended September 30, 1997. The increase in cash from operations primarily relates to payments received on accounts receivable from affiliates. Management believes that short-term modifications of existing affiliates credit facilities and potential future lines of credit will enable the Company to expand its business relationships with unaffiliated third parties and expects the Company to generate cash flows sufficient to support its future operations.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

        On August 11, 1998, the Company held its Annual Meeting of Stockholders pursuant to a Notice and Proxy Statement dated July 22, 1998. At the meeting, stockholders elected William P. Foley II (4,802,504 for and 750 against), Patrick F. Stone (4,802,754 for and 500 against) S. Bruce Crair, (4,803,004 for and 250 against) George Olenik (4,803,004 for and 250 against) Richard Pickup (4,803,004 for and 250 against) Thomas E. Pistilli (4,802,504 for and 750 against) and Carl A. Strunk (4,802,754 for and 500 against). The shareholders approved the adoption of a 1998 Stock Option Plan in a vote of 4,802,064 for, 790 against and 400 abstaining. The shareholders ratified the adoption of the 1998 Employee Stock Purchase Plan by a vote of 4,802,064 for, 790 against and 400 abstaining.

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