Form 10-K
period 1998-12-31
MICRO GENERAL CORP
filed 1999-04-15
CIK 67383

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 0-8358
                            MICRO GENERAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                         95-2621545
   (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

 2510 RED HILL AVENUE, SUITE 200                 92705                   (949) 622-4444
      SANTA ANA, CALIFORNIA                    (ZIP CODE)         (REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                               INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON WHICH REGISTERED
   COMMON STOCK, $.05 PAR VALUE                       NASDAQ OTC BULLETIN BOARD

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

        As of April 13, 1999, 7,596,000 shares of common stock ($.05 par value) were outstanding, and the aggregate market value of the shares of the common stock held by non-affiliates of the registrant was $3,396,000.


        LOCATION OF EXHIBIT INDEX: The index to exhibits is contained in Part IV herein on page number 34.

        The information in Part III hereof is incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1998, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-K

                                                                                        PAGE NO.
                                                                                        --------
PART I
         Item   1.  Business.............................................................   1
         Item   2.  Properties...........................................................   4
         Item   3.  Legal Proceedings....................................................   4
         Item   4.  Submission of Matters to a Vote of Security Holders..................   4

PART II
         Item   5.  Market for Registrant's Common Stock and Related
                        Stockholder Matters..............................................   5
         Item   6.  Selected Financial Data..............................................   6
         Item   7.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..............................   7
         Item   7A. Quantitave and Qualitative Disclosure About Market Risk..............  10
         Item   8.  Financial Statements and Supplementary Data..........................  12
         Item   9.  Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure..............................  33

PART III
         Item 10.   Directors and Executive Officers of the Registrant...................  33
         Item 11.   Executive Compensation...............................................  33
         Item 12.   Security Ownership of Certain Beneficial Owners and
                        Management.......................................................  33
         Item 13.   Certain Relationships and Related Transactions.......................  33

PART IV
         Item 14.   Exhibits, Financial Statement Schedules and Reports
                        on Form 8-K......................................................  33

                                     PART I

ITEM 1.  BUSINESS

      Historically, the operations of Micro General Corporation ("Micro General" or "the Company") consisted of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales. These operations are currently performed through the Company's postage meter and scale division. Following the acquisition of ACS Systems, Inc. ("ACS"), which is described below, the Company shifted its primary focus to information technology and telecommunication services.

      On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of Micro General with ACS, a wholly-owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was appraised at $1.3 million. Following the merger of Micro General and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the legal surviving entity and ACS as the surviving entity for accounting purposes. At December 31, 1998, FNFI owned 70.6% of the outstanding common stock of the Company.

      ACS was founded in 1985 as a software company specializing in products for the real estate industry, in particular, escrow software. ACS was acquired by FNFI in April 1994, and was subsequently merged with the Company as described above. ACS, through its various divisions, is currently a full-service enterprise solutions provider that offers total voice, data and systems integration solutions for small and medium sized businesses, primarily in the real estate sector. ACS offers a full range of information technology services, including voice and data network design, implementation and management. ACS also provides services in the areas of application development, real estate industry applications, electronic commerce ("eCommerce"), Year 2000 remediation and consulting services and telecommunications. ACS also offers certain of these products and services to non-affiliated companies. During 1998, 1997, and 1996, 66%, 89% and 86%, respectively, of the revenue generated by ACS was derived from multiple servicing arrangements with FNFI and its subsidiaries.

      In addition, as a result of the acquisition of LDExchange.com, Inc. ("LDExchange"), which closed on November 17, 1998, the Company has been able to enter the international telecommunications market, which complements the range of services offered by ACS. LDExchange is an emerging multinational carrier focused primarily on the international long distance market. LDExchange offers reliable, low cost switched voice services on a wholesale basis, primarily to U.S. based long distance carriers. The LDExchange purchase price was $3.1 million, payable $1.1 million in cash and $2.0 million in Company common stock (1,000,000 shares).

SERVICES

      The Company offers its customers a portfolio of related services within the broad categories of systems and technology services, business process management, electronic business and telecommunications. The Company provides its clients with a wide range of value-added products and services within each of the categories, and will continue to respond to market needs and opportunities.

ACS

      -     Systems and Technology Services
            Encompasses systems development, integration, telephony solutions, including PBX, key systems and computer telephony integration, and management. Also included are desktop services, Year 2000 remediation and consulting and enterprise software solutions.

      -     Business Process Management
            The Company may manage an entire business process within a client enterprise.

      -     Electronic Business
            Services offered include interactive marketing and payment services, Internet and online services, electronic commerce, electronic data interchange, and the design, development, implementation and operation of Internet websites, corporate intranets and extranets.

            As part of the Company's electronic business services, the Company has created RealEC, the largest real estate electronic commerce network in the nation. RealEC is a nationwide multi-vendor network that will provide real estate and lender customers the ability to select products and services necessary to close their transactions, while at the same time giving them access to over 6,000 issuing locations for title insurance across the United States.

            RealEC is a joint venture developed by the Company and Stewart Mortgage Information, a subsidiary of Stewart Information Services Corporation (NYSE:STC). The RealEC network integrates each company's existing systems to provide leading edge software, ultimately connecting all parties involved with real estate transactions. RealEC will interface with loan origination software systems, window-based ordering systems, third party networks, real estate office systems and the Internet. RealEC will also offer on-line access to documents related to real estate transactions and link with back-end title insurance and escrow production systems.

ACS AND LDEXCHANGE

      -     Telecommunications
            The Company offers a full range of telecommunication services, including digital subscriber lines, frame relay, domestic and international long distance.

ACQUISITIONS AND STRATEGIC ALLIANCES

      The Company has made certain acquisitions and entered into strategic alliances in an effort to gain a competitive advantage or obtain a new or expanded presence in targeted markets. The Company believes that the consolidation and convergence of the computing and software, electronic commerce and telecommunication industries will continue. Therefore, the Company expects that its strategy to make acquisitions and/or to enter into strategic alliances will continue in order for the Company to compete effectively.

REGULATION

      Various aspects of the Company's business are subject to Federal, state and foreign regulation, noncompliance with which, depending on the nature of the noncompliance, could result in the suspension or revocation of any license or registration at issue, civil fines or criminal penalties. The Company has not experienced material difficulties in complying with the various laws and regulations affecting its business.

COMPETITION

      The Company experiences intense competition in the information technology and telecommunications industries from large multi-national corporations, as well as from niche-oriented or geographically focused providers. Technology, telecommunications and their application within the business enterprise are in a rapid and continuing state of change as new technologies, products and services continue to be developed, introduced and implemented. The Company believes that its ability to compete effectively will depend upon its ability to develop and market products and services on a timely and cost effective basis that enable it to meet the changing needs of its customers. Another key element to the Company's competitiveness is its ability to finance and acquire the resources necessary to offer such products and services.

SIGNIFICANCE OF FIDELITY NATIONAL FINANCIAL, INC.

      Approximately 66% of the Company's total revenue in 1998 was attributable to FNFI and its affiliates. During 1997 and 1996, 89% and 86%, respectively, of the Company's revenue was derived from multiple servicing arrangements with FNFI and its subsidiaries. The Company, through ACS, provides substantially all of the information technology and telecommunications services for FNFI and its subsidiaries. The loss of FNFI as a customer of the Company would have a material adverse effect on the Company. Information technology and telecommunication services are provided pursuant to various agreements between the Company and FNFI.

      The various service agreements between the Company and FNFI specify the terms, conditions and scope of products and services to be provided by the Company to FNFI. The length of the contracts are generally one to three years, and are evaluated, modified and renewed on a regular basis. The Company believes that the negotiated terms of its contracts with Fidelity National Financial, Inc. are similar to third party rates and conditions; however, the relationship between the Company and FNFI should not be considered arm's length.

      The Company relies on FNFI as the primary source of capital to fund its operations in the form of revenues generated by the Company related to products and services provided to FNFI and as a source of funds via available financing arrangements.

EMPLOYEES

      As of March 31, 1999, the Company employed approximately 225 persons. The Company believes that its relations with employees are generally good.

YEAR 2000 ISSUES

      Information technology is an integral part of the Company's business. The Company also recognizes the critical nature of and the technological challenges associated with the Year 2000 issue. The Year 2000 issue ("Y2K") results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits. If such programs or hardware are not modified or upgraded, information systems could fail, lock up, or in general fail to perform according to normal expectations. The Company has implemented a program and committed both personnel and other resources to determine the extent of potential Y2K issues. Included within the scope of this program are systems used in servicing customer obligations, information technology products and services, telecommunications services, the postage meter and scale division, financial management, human resources, payroll and infrastructure. In addition to a review of internal systems, the Company has initiated formal communications with third parties with which it does business in order to determine whether or not they are Y2K compliant and the extent to which the Company may be vulnerable to third parties' failure to become Y2K compliant. The Company is in the process of identifying Y2K compliant issues in its systems, equipment and processes. The Company is making changes to such systems, updating or replacing such equipment, and modifying such processes to make them Y2K compliant.

      The Company has developed a four phase program to become Y2K compliant. Phase I is, "Plan Preparation and Identification of the Problem." This is an ongoing phase that will continue into the year 2000 itself. Phase II is, "Plan Execution and Remediation." Phase III is, "Testing." Phase IV is, "Maintaining Y2K Compliance." The Company anticipates that its systems processes will be substantially Y2K compliant by July 1999. The status of the Y2K compliance program is monitored by senior management of the Company and the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. Due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties' ability to become Y2K compliant, estimates may be subject to change.

    Management of the Company believes that its electronic data processing and information systems will be Y2K compliant; however, there can be no assurance that all of the Company's systems will be Y2K compliant, that the costs to be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business. The Company believes that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems were determined not to be Y2K compliant on or after January 1, 2000.

      The Company has not yet completed a contingency plan in the event that any systems are not Y2K compliant, but will do so once the Phase III process of its compliance program is begun. We expect this contingency plan to be complete by July 1999.

      This entire section, "Year 2000 Issues", is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

      The Company wishes to caution readers that the forward-looking statements contained in this Form 10-K under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is filing the following cautionary statements identifying important factors that in some cases have affected, and in the future could cause the Company's actual results to differ materially from those expressed in any such forward-looking statements.

      The factors that could cause the Company's results to differ materially include, but are not limited to, general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; employee benefit costs and changes in, or the failure to comply with government regulations.

ITEM 2.  PROPERTIES

      The Company's principal offices are located in Santa Ana, California, in two facilities providing an aggregate of approximately 28,400 square feet of office space, 22,000 square feet are leased through August 2000, with the remaining 6,400 square feet leased through October 2007. The Santa Ana property is sub-leased from Fidelity National Financial, Inc. The remaining office space consists of approximately 7,100 square feet of office space located in Tustin, California, is leased through December 2000; approximately 8,600 square feet of office space located in Tustin, California, is leased through July 2000 and a 5,000 square foot research and development facility, located in Oxford, Connecticut, is leased through March 2001. The Company also leases certain smaller spaces and additional space as needed.

      The Company believes that the material terms of its leases are commercially reasonable terms typically found in each of the respective areas in which the Company leases space. The Company believes that its facilities are adequate to support its current needs and that additional facilities will be available at competitive rates as needed.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of security holders in the fourth quarter of 1998.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET AND PRICES

      On January 14, 1997, the Company elected to have its common stock delisted from the NASDAQ SmallCap Market. The stock is now listed on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid quotations per share of the Company's common stock for the fiscal quarters indicated.

                                                                       BID PRICE
                                                                     HIGH       LOW
      Year Ended December 31, 1998
         First Quarter                                           $  2.94      $ 1.63
         Second Quarter                                             6.06        2.50
         Third Quarter                                              5.75        3.50
         Fourth Quarter                                             5.00        2.50

         Year Ended December 31, 1997
         First Quarter                                           $  1.88      $ 1.13
         Second Quarter                                             1.38        1.00
         Third Quarter                                              1.50        1.13
         Fourth Quarter                                             3.00        1.38

      On April 13, 1999, the last reported sale price of common stock was $4.69 per share. As of April 13, 1999, the Company had approximately 580 stockholders of record.

DIVIDEND POLICY AND RESTRICTIONS ON DIVIDEND PAYMENTS

      The Company intends to continue its policy of retaining all earnings for reinvestment in the business operations of the Company. Under Delaware law, the Company's Board of Directors may declare and pay dividends on its outstanding shares in cash or property only out of the unreserved and unrestricted earned surplus. The Company has an accumulated deficiency of $6,150,353, as of December 31, 1998 and accordingly, Delaware law prohibits the Company from paying cash dividends except to the extent that the Company has net profits in any fiscal year or the preceding fiscal year. There were no accumulated dividends as of December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

      The historical operating results data, per share data and balance sheet data set forth below are derived from the historical financial statements of the Company, certain of which have been restated to reflect the ACS Systems, Inc. acquisition and the related reverse merger accounting treatment (See note 1 of notes to consolidated financial statements). The balance sheet data includes the accounts of ACS, the postage scale and meter division and LDExchange as of December 31, 1998; and only the accounts of ACS as of December 31, 1997, 1996, 1995 and 1994. Operating results and per share data for the year ended December 31, 1998 include the results of operations for ACS for the year ended December 31, 1998, the results of operations for the postage scale and meter division for the period May 14, 1998 through December 31, 1998 and the results of operations for LDExchange for the period November 17, 1998 through December 31, 1998. Operating results and per share data for the years ended December 31, 1997, 1996, 1995 and 1994, include only the results of operations of ACS for the years then ended. Consolidated balance sheets at December 31, 1998 and 1997 and consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996, together with the related notes and the report of KPMG LLP, independent certified public accountants, are included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                           YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------------
                                                   1998            1997             1996             1995             1994
                                               ------------     ------------     ------------     ------------     ------------
                                                                 (RESTATED)       (RESTATED)       (RESTATED)       (RESTATED)
OPERATING RESULTS DATA:
  Hardware and software sales and
    maintenance revenues                       $ 16,248,425     $ 10,232,371     $  6,422,557     $  4,302,056     $    994,830
  Telecommunication service                       9,834,555          862,814               --               --               --
    revenues
  Service and license revenues                    7,933,084        2,728,449          449,043          301,043           69,555
                                               ------------     ------------     ------------     ------------     ------------
        Total revenues                           34,016,064       13,823,634        6,871,600        4,603,099        1,064,385
                                               ------------     ------------     ------------     ------------     ------------

  Hardware and software cost
    of sales                                     15,893,689        8,452,283        5,323,851        3,893,813          271,476
  Telecommunication service cost of sales         8,652,054          587,905               --               --               --

  Service and license cost of sales               3,421,741        1,279,557          525,253          272,476           18,851
                                               ------------     ------------     ------------     ------------     ------------
        Total cost of sales                      27,967,484       10,319,745        5,849,104        4,166,289          290,327
                                               ------------     ------------     ------------     ------------     ------------
        Gross profit                              6,048,580        3,503,889        1,022,496          436,810          774,058
OPERATING EXPENSES:
  Selling, general and
     administrative expenses                      9,142,574        2,984,812        1,513,319        1,041,572          704,508
  Amortization of cost in excess of
    net assets acquired and capitalized
    software development costs                    1,083,621          808,274          638,462               --               --
                                               ------------     ------------     ------------     ------------     ------------
        Total operating expenses                 10,226,195        3,793,086        2,151,781        1,041,572          704,508
                                               ------------     ------------     ------------     ------------     ------------
        Operating earnings (loss)                (4,177,615)        (289,197)      (1,129,285)        (604,762)          69,550
  Interest income (expense)                        (666,788)          15,130            6,675               --              (98)
                                               ------------     ------------     ------------     ------------     ------------
        Earnings (loss) before
          income taxes                           (4,844,403)        (274,067)      (1,122,610)        (604,762)          69,452
  Income tax expense (benefit)                        2,400          (64,126)        (417,747)              --               --
                                               ------------     ------------     ------------     ------------     ------------
        Net earnings (loss)                    $ (4,846,803)    $   (209,941)    $   (704,863)    $   (604,762)    $     69,452
                                               ============     ============     ============     ============     ============
PER SHARE DATA:
  Earnings (loss) per share - basic
     and diluted                               $       (.81)    $       (.05)    $       (.15)    $       (.13)    $        .02
  Number of shares used in per
     share computations - basic and diluted       5,954,000        4,597,000        4,597,000        4,597,000        4,597,000

  Dividends                                    $         --     $         --     $         --     $         --     $         --
BALANCE SHEET DATA:
  Cash and cash equivalents                    $    914,796          830,784     $         --     $    576,780     $    259,496
  Total assets                                   23,080,061        9,864,129        7,168,200        3,773,366        4,129,525
  Amounts and notes payable to affiliates        16,729,411        5,431,417        3,741,380               --               --
  Total liabilities                              22,495,473        7,732,738        4,828,868          777,433          711,542
  Stockholders' equity                              584,588        2,131,391        2,341,332        2,995,933        3,417,983

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. The discussion and analysis below includes the results of operations of ACS Systems, Inc. for each of the years ended December 31, 1998, 1997 and 1996, as the acquisition of ACS Systems, Inc. has been accounted for as a reverse merger. The results of operations for the year ended December 31, 1998 include the results of operations of ACS for the year ended December 31, 1998, the results of operations of the postage meter and scale division for the period from May 14, 1998 through December 31, 1998 and the results of operations of LDExchange for the period November 17, 1998 through December 31, 1998. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere HEREIN.

OVERVIEW

      During the years ended December 31, 1997 and 1996, the Company's operations consisted of the operations of ACS Systems, Inc., formerly a wholly-owned subsidiary FNFI. ACS was acquired by FNFI in April 1994, and was subsequently merged with the Company as described above. During 1998, 1997 and 1996, 66%, 89% and 86%, respectively, of the revenue generated by ACS was derived from multiple servicing arrangements with FNFI and its subsidiaries.

      ACS, through its various divisions, is a full-service enterprise solutions provider that offers total voice, data and systems integration solutions for small and medium sized businesses, primarily in the real estate sector. ACS offers a full range of information technology services, including voice and data network design, implementation and management. ACS also provides services in the areas of application development, real estate industry applications, electronic commerce ("eCommerce") and Year 2000 remediation and consulting services and telecommunications.

      Following the reverse merger with Micro General Corporation in May 1998 and the acquisition of LDExchange in November 1998, the Company added a postage meter and scale division and a multinational carrier focused primarily on the international long distance market. The Company's primary focus is information technology and telecommunication services. ACS remained the primary business unit during 1998.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

Revenue

      Revenues increased $20.2 million, or 146%, to $34.0 million in 1998 from $13.8 million in 1997, primarily as a result of continued growth in products and services provided to FNFI, including an increase in telecommunication services provided by ACS, the acquisition of the postage scale and meter division and the acquisition of LDExchange. See note 9. FNFI, as the result of favorable market conditions, continued expansion and a commitment to implement state of the art technology, increased the installation and upgrade of its various information technology systems using ACS as its primary vendor during 1997 that continued through 1998. See note 9 to the consolidated financial statements regarding segment information. The increased utilization of ACS by FNFI led to an increase in all forms of revenue. During 1997 and 1998, ACS was able to increase the level of products and services provided to non-affiliates, introduced new products and services and provided telecommunication services.

Gross Profit

      Gross profit increased $2.5 million, or 73%, to $6.0 million, representing a gross profit margin of 18%, in 1998 from $3.5 million, a gross profit margin of 25%, in 1997. The increase in absolute dollars is consistent with the increase in revenues. Gross profit margin as a percentage has decreased in 1998 compared to 1997 primarily as a result of the addition of the new segments. See Comparison of Years Ended December 31, 1997 and 1996. The postage meter and scale division and LDExchange segments represent lower margin businesses than the information technology and telecommunication businesses of ACS.

Expenses

      Generally, selling, general and administrative expenses ("S,G & A") trend consistently with revenues. S,G & A expenses increased $6.2 million, or 206%, to $9.1 million in 1998 from $3.0 million in 1997. The increase is primarily a result of the growth of ACS, which occurred in response to the increased demand for its products and services; the acquisition of the postage scale and meter division and the acquisition of LDExchange. The expansion in the amount of products and services provided to FNFI required additional personnel and S,G & A in order to meet the demand and provide an adequate level of service and support. As ACS began to offer additional information technology services and telecommunication services, additional personnel were required and S,G & A related to the new offerings was incurred. The acquisition of the postage scale and meter division and the acquisition of LDExchange also resulted in the addition of personnel and S,G & A related to the operation of these new segments.

      The amortization of cost in excess of net assets acquired and capitalized software development costs is a function of the characteristics of the intangible assets recorded during a particular period and the estimated useful life of the intangible assets. Fluctuations in the amortization of cost in excess of net assets acquired and capitalized software result from the amount, mix and characteristics of the intangible assets recorded as well as the circumstances surrounding the Company's estimate of the appropriate useful life.

      Interest income (expense), net, is related to the use of the Company's available working capital, which is in the form of available cash and lines of credit. The year over year fluctuation in interest income (expense) can be attributed to the increase in average borrowings outstanding during 1998 compared to prior years.

      Income tax expense (benefit) is recorded based on the amounts that the Company estimates, based on the Company's taxation structure, will be due to Federal and state taxation authorities. During 1997 and 1996, ACS was included in the FNFI consolidated tax returns and income tax expense (benefit) was calculated as such. During 1998, ACS was included in the Micro General consolidated group, which pays only minimum taxes based on current operating results due to the fact that Micro General has not historically generated earnings.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

Revenue

      Revenues increased $6.9 million, or 101%, to $13.8 million in 1997 from $6.9 million in 1996, primarily as a result of the additional products and services provided to FNFI. FNFI, as the result of favorable market conditions, continued expansion and a commitment to implement state of the art technology, increased the installation and upgrade of its various information technology systems using ACS as its primary vendor. The increased utilization of ACS by FNFI led to an increase in all forms of revenue. In addition, during 1997, ACS was able to increase the level of products and services provided to non-affiliates, introduced new products and services and began providing telecommunication services.

Gross Profit

      Gross profit increased $2.5 million, or 243%, to $3.5 million, representing a gross profit margin of 25%, in 1997 from $1.0 million, a gross profit margin of 15%, in 1996. The increase in gross profit, both in dollars and percentage, is consistent with the increase in revenues primarily as a function of the negotiation of more favorable terms with FNFI, increased efficiencies and economies of scale. The Company believes that the renegotiated terms are similar to third party rates and conditions, however, the relationship between the Company and FNFI should not be considered arm's length.

Expenses

      Generally, selling, general and administrative expenses trend consistently with revenues. S,G & A increased $1.5 million, or 97%, to $3.0 million in 1997 from $1.5 million in 1996, primarily as a result of the growth of the Company which occurred in response to the increased demand for its products and services. The expansion in the amount of products and services provided to FNFI required additional personnel and S,G & A in order to meet the demand and provide an adequate level of service and support. In addition, as the Company began to offer additional information technology services and telecommunication services additional personnel were required and S,G & A related to the new offerings was incurred.

      The amortization of cost in excess of net assets acquired and capitalized software development costs is a function of the characteristics of the intangible assets recorded during a particular period and the estimated useful life of the intangible assets. Fluctuations in the amortization of cost in excess of net assets acquired and capitalized software result from the amount mix and characteristics of the intangible assets recorded as well as the circumstances surrounding the Company's estimate of the appropriate useful life.

      Interest income (expense), net, is related to the use of the Company's available working capital, which is in the form of available cash and lines of credit, and was comparable year over year.

      Income tax expense (benefit) is recorded based on the amounts that the Company estimates, based on the Company's taxation structure, will be due to federal and state taxation authorities. During 1997 and 1996, ACS was included in the FNFI consolidated tax returns and income tax expense (benefit) was calculated as such.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's current cash requirements include debt service, personnel and other operating expenses, capital expenditures and capital for acquisitions and expansion. The Company believes that all anticipated cash requirements will be met from internally generated funds, future lines of credit and additional availability from lines of credit from affiliates. Internally generated funds fluctuate in a pattern generally consistent with revenues. Since the Company has repositioned itself as a result of the merger with ACS Systems, Inc. and the acquisition of LDExchange, the revenue, and therefore, cash flow base has stabilized, particularly as a result of the amount of revenues generated by affiliates. The Company believes that as a result of its current revenue base and the anticipated availability of funds in the form of additional lines of credit from affiliates and non-affiliates, all cash requirements will be met for at least the next twelve months.

      The Company relies on FNFI as the primary source of capital to fund its operations in the form of revenues generated by the Company related to products and services provided to FNFI and as a source of funds via available financing arrangements.

      The Company has suffered losses and negative cash flows from operations for each of the years in the three-year period ended December 31, 1998. In addition, the Company has an accumulated deficiency and a significant amount of outstanding debt as of December 31, 1998. As of March 31, 1999, FNFI has represented that it has the ability and intent to provide the Company with the cash necessary to continue as a going concern for a period of at least twelve months following December 31, 1998.

      The Company must comply with certain affirmative and negative covenants related to its outstanding debt and notes payable. The Company was in compliance with or received waivers related to these covenants at December 31, 1998.

SEASONALITY AND INFLATION

      The effects of seasonality and inflation on consolidated operating results have, historically, been insignificant.

RECENT DEVELOPMENTS

      The Company and FNFI completed the merger of Micro General Corporation with ACS Systems, Inc., a wholly-owned subsidiary of FNFI on May 14, 1998. As a result of the merger, all of the outstanding shares of ACS were exchanged for
4.6 million shares of Micro General Corporation common stock. The transaction was valued at $1.3 million. Following the merger of Micro General Corporation and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been treated as a reverse merger, i.e., Micro General Corporation has been acquired by Fidelity National Financial, Inc. as a majority-owned subsidiary through a merger with and into ACS Systems, Inc., with Micro General Corporation as the surviving entity. As of December 31, 1998, FNFI owned 70.6% of the outstanding common stock of the Company.

      On October 8, 1998, the Company in conjunction with FNFI, announced the creation of RealEC, the largest real estate electronic commerce network in the nation. RealEC is a nationwide multi-vendor network that will provide real estate and lender customers the ability to select products and services necessary to close their transactions, while at the same time giving them access to over 6,000 issuing locations for title insurance across the United States.

      RealEC is a joint venture developed by the Company and Stewart Mortgage Information, a subsidiary of Stewart Information Services Corporation (NYSE:STC). The RealEC network integrate each company's existing systems to provide leading edge software, ultimately connecting all parties involved the real estate transactions. RealEC will interface with loan origination software systems, window-based ordering systems, third party networks, real estate office systems and the Internet. RealEC will also offer on-line access to documents related to real estate transactions and link with back-end title insurance and escrow production systems.

      The Company completed the acquisition of LDExchange on November 17, 1998. As a result of the LDExchange acquisition the Company has been able to enter the international telecommunications and Internet telephony markets, which complements the range of services offered by ACS. LDExchange is an emerging multinational carrier focused primarily on the international long distance market. LDExchange offers reliable, low cost switched voice services on a wholesale basis, primarily to U.S. based long distance carriers. The LDExchange purchase price was $3.1 million, payable $1.1 million in cash and $2.0 million in Company common stock (1,000,000 shares).

      On March 22, 1999, the Company announced the acquisition of 100% of the outstanding common stock of Interactive Associates, Inc., a privately held distributor of computer telephony hardware and services. The purchase price for Interactive Associates, Inc. was 100,000 shares of Company common stock, subject to certain conditions. The closing price of the Company common stock on March 22, 1999, according to the NASDAQ Bulletin Board was $3.88.

RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", was issued by the FASB in March 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal use software be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP 98-1 will have a material impact on its financial position or results of operations.

      SOP 98-5, "Reporting on the Costs of Start-up Activities", was issued in April 1998. SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP 98-5 will have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITAVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's consolidated balance sheets include liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with the Company's financial activities as of year end 1998.

Interest Rate Risk

    The Company's borrowings are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

      Caution should be used in evaluating the Company's overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below. See note 7 of notes to consolidated financial statements.

      The fair value of the Company's notes payable approximate their carrying value at December 31, 1998 as the interest rates paid approximate market value.

      The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would be an increase (decrease) of the fair value approximately $750,000, if interest rates increased (decreased) 100 basis points.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          MICRO GENERAL CORPORATION AND SUBSIDIARIES

                                INDEX TO FINANCIAL INFORMATION

                                                                                            PAGE NO.
                                                                                            --------
Independent Auditors' Report.............................................................     13

Consolidated Balance Sheets as of December 31, 1998 and 1997 (Restated)..................     14

Consolidated Statements of Operations for the years ended December 31, 1998,
      1997 (Restated) and 1996 (Restated)................................................     15

Consolidated Statements of Stockholders' Equity for the years
      ended December 31, 1998, 1997 (Restated) and 1996 (Restated).......................     16

Consolidated Statements of Cash Flows for the years ended December 31,
      1998, 1997 (Restated) and 1996 (Restated)..........................................     17

Notes to Consolidated Financial Statements...............................................     18

Schedule II - Valuation and Qualifying Accounts and Reserves.............................


All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Micro General Corporation:


We have audited the consolidated financial statements of Micro General Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

As described in notes 1, 5, 6, 7 and 8 to the consolidated financial statements, the Company's financial position, results of operations and cash flows are materially affected by and are dependent on certain transactions and agreements with Fidelity National Financial, Inc. (FNFI), the Company's majority owner, and FNFI's subsidiaries.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro General Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








Los Angeles, California
March 31, 1999

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997



                                     ASSETS                                 1998            1997
                                                                        ------------     ------------
                                                                                          (Restated)
Current assets:
    Cash and cash equivalents                                           $    914,796          830,784
    Trade accounts receivable, less allowance for doubtful accounts
       of $485,936 in 1998 and $321,844 in 1997                            1,835,968          183,340
    Trade accounts receivable due from affiliates                          4,350,790        4,234,765
    Inventories                                                              785,204          505,949
    Prepaid expenses and other assets                                        359,884          119,432
                                                                        ------------     ------------

              Total current assets                                         8,246,642        5,874,270

Notes receivable                                                              29,850           31,776
Property and equipment, net                                                3,321,005          704,504
Capitalized software development costs, less accumulated
    amortization of $2,794,275  in 1998 and $2,065,596 in 1997             1,505,719        2,170,072
Cost in excess of net assets acquired, less accumulated amortization
    of $872,996 in 1998 and $350,546 in 1997                               9,976,845        1,083,507
                                                                        ------------     ------------

                                                                        $ 23,080,061        9,864,129
                                                                        ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                               $  4,916,314        1,243,975
    Income and other taxes payable                                           138,647               --
    Deferred tax liabilities                                                 361,726          361,726
    Deferred revenue                                                         349,375               --
    Amounts due to affiliates                                                     --          695,620
                                                                        ------------     ------------

              Total current liabilities                                    5,766,062        2,301,321

Amounts and notes payable to affiliates                                   16,729,411        5,431,417
                                                                        ------------     ------------

              Total liabilities                                           22,495,473        7,732,738
                                                                        ------------     ------------

Commitments and contingencies (note 5)

Subsequent events (note 12)

Stockholders' equity:
    Preferred stock, $.05 par value.  Authorized 1,000,000 shares;
       none issued and outstanding                                                --               --
    Common stock, $.05 par value.  Authorized 20,000,000 shares;
       issued and outstanding 7,546,666 and 6,546,666 shares
       at December 31, 1998 and 1997, respectively                           377,333          327,333
    Additional paid-in capital                                             6,357,608        3,107,608
    Accumulated deficiency                                                (6,150,353)      (1,303,550)
                                                                        ------------     ------------

              Total stockholders' equity                                     584,588        2,131,391
                                                                        ------------     ------------

                                                                        $ 23,080,061        9,864,129
                                                                        ============     ============



See accompanying notes to consolidated financial statements.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996



                                                        1998             1997             1996
                                                    ------------     ------------     ------------
                                                                      (Restated)       (Restated)
Hardware and software sales and maintenance
    revenues                                        $ 16,248,425       10,232,371        6,422,557
Telecommunication service revenues                     9,834,555          862,814               --
Service and license revenues                           7,933,084        2,728,449          449,043
                                                    ------------     ------------     ------------

              Total revenues (note 6)                 34,016,064       13,823,634        6,871,600
                                                    ------------     ------------     ------------

Hardware, software and maintenance cost of
    sales                                             15,893,689        8,452,283        5,323,851
Telecommunication service cost of sales                8,652,054          587,905               --
Service and license cost of sales                      3,421,741        1,279,557          525,253
                                                    ------------     ------------     ------------

              Total cost of sales                     27,967,484       10,319,745        5,849,104
                                                    ------------     ------------     ------------

              Gross profit                             6,048,580        3,503,889        1,022,496
                                                    ------------     ------------     ------------

Operating expenses:
    Selling, general and administrative expenses       9,142,574        2,984,812        1,513,319
    Amortization of cost in excess of net assets
       acquired and capitalized software
       development costs                               1,083,621          808,274          638,462
                                                    ------------     ------------     ------------

              Total operating expenses                10,226,195        3,793,086        2,151,781
                                                    ------------     ------------     ------------

              Operating loss                          (4,177,615)        (289,197)      (1,129,285)

Interest income (expense), net                          (666,788)          15,130            6,675
                                                    ------------     ------------     ------------

              Loss before income taxes                (4,844,403)        (274,067)      (1,122,610)

Income tax expense (benefit)                               2,400          (64,126)        (417,747)
                                                    ------------     ------------     ------------

              Net loss                              $ (4,846,803)        (209,941)        (704,863)
                                                    ============     ============     ============

Loss per share - basic and diluted                  $       (.81)            (.05)            (.15)
                                                    ============     ============     ============

Number of shares used in per share
    computations - basic and diluted                   5,954,000        4,597,000        4,597,000
                                                    ============     ============     ============



See accompanying notes to consolidated financial statements.

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996




                                           COMMON STOCK         ADDITIONAL                      TOTAL
                                    ------------------------     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                      SHARES        AMOUNT       CAPITAL       DEFICIENCY       EQUITY
                                    ----------    ----------    ----------     ----------     ----------
Balance at December 31, 1995
    (Restated)                       6,546,666    $  327,333     3,107,608       (388,746)     3,046,195

Net loss                                    --            --            --       (704,863)      (704,863)
                                    ----------    ----------    ----------     ----------     ----------

Balance at December 31, 1996
    (Restated)                       6,546,666       327,333     3,107,608     (1,093,609)     2,341,332

Net loss                                    --            --            --       (209,941)      (209,941)
                                    ----------    ----------    ----------     ----------     ----------

Balance at December 31, 1997
    (Restated)                       6,546,666       327,333     3,107,608     (1,303,550)     2,131,391

Equity issued in connection
    with merger (note 1)                    --            --     1,300,000             --      1,300,000

Shares issued to acquire
    LDExchange.com, Inc.             1,000,000        50,000     1,950,000             --      2,000,000

Net loss                                    --            --            --     (4,846,803)    (4,846,803)
                                    ----------    ----------    ----------     ----------     ----------

Balance at December 31, 1998         7,546,666    $  377,333     6,357,608     (6,150,353)       584,588
                                    ==========    ==========    ==========     ==========     ==========



See accompanying notes to consolidated financial statements.

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996



                                                          1998            1997            1996
                                                       -----------     -----------     -----------
                                                                        (Restated)      (Restated)
Cash flows from operating activities:
    Net loss                                           $(4,846,803)       (209,941)       (704,863)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                   1,423,959         812,262         642,057
         Changes in assets and liabilities:
            Trade accounts receivable                     (215,770)       (536,017)        307,204
            Inventories                                     90,745        (288,559)          2,326
            Prepaid expenses and other assets             (157,452)        (66,936)        (28,357)
            Accounts payable and accrued
              expenses                                     261,802         158,468         308,055
            Income and other tax payable                    85,739              --              --
            Deferred revenue                               329,789              --              --
            Amounts due from affiliates                   (116,025)        (81,872)     (1,683,748)
                                                       -----------     -----------     -----------

                 Net cash used in operating
                    activities                          (3,144,016)       (212,595)     (1,157,326)
                                                       -----------     -----------     -----------

Cash flows from investing activities:
    Acquisition of LDExchange.com, Inc.                    717,000              --              --
    Merger of Micro General and ACS                        403,175              --              --
    Purchase of property and equipment                  (2,768,119)       (702,404)             --
    Decrease (increase) in notes receivable                  1,926         (29,776)         (2,000)
    Capitalization of software development costs           (64,326)       (610,098)       (410,663)
                                                       -----------     -----------     -----------

                 Net cash used in investing
                    activities                          (1,710,344)     (1,342,278)       (412,663)
                                                       -----------     -----------     -----------

Cash flows from financing activities - net increase
    in borrowings from affiliates                        4,938,372       2,385,657         993,209
                                                       -----------     -----------     -----------

                 Net cash provided by financing
                    activities                           4,938,372       2,385,657         993,209
                                                       -----------     -----------     -----------

                 Net increase (decrease) in cash
                    and cash equivalents                    84,012         830,784        (576,780)

Cash and cash equivalents at beginning of year             830,784              --         576,780
                                                       -----------     -----------     -----------

Cash and cash equivalents at end of year               $   914,796         830,784              --
                                                       ===========     ===========     ===========


See accompanying notes to consolidated financial statements.

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  DESCRIPTION OF BUSINESS

           Historically, the operations of Micro General Corporation ("Micro General") consisted of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales. These operations are currently performed through the Company's postage meter and scale division. Following the acquisition of ACS Systems, Inc. ("ACS"), which is described below, Micro General (together with ACS, the "Company") shifted its primary focus to information technology and telecommunication services.

           On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of Micro General with ACS, a wholly owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was appraised at $1.3 million. Following the merger of Micro General and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been treated as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the surviving legal entity and ACS as the surviving entity for accounting purposes. As a result, the consolidated financial statements of Micro General previously issued prior to the year ended December 31, 1998 have been restated to reflect only the balance sheets, operations and cash flows of ACS prior to the merger with Micro General and to reflect ACS as the acquiror for accounting purposes. The cost of $1.3 million was allocated to the fair value of the assets acquired and liabilities assumed relating to Micro General. The results of Micro General have been included in the Company's results of operations since the merger on May 14, 1998. At December 31, 1998, FNFI owned 70.6% of the outstanding common stock of the Company (see note 11).

           ACS was founded in 1985 as a software development company specializing in products for the real estate industry, in particular, escrow software. ACS was acquired by FNFI in April 1994, and was subsequently merged with the Company as described above. ACS is a full-service enterprise solutions provider that offers total voice, data and systems integration solutions for small and medium sized businesses, primarily in the real estate sector.

           The Company generated 66%, 89% and 86% of its revenue during the years ended December 31, 1998, 1997 and 1996, respectively, from multiple servicing arrangements with FNFI and its subsidiaries.

           In addition, as a result of the acquisition of LDExchange.com, Inc. ("LDExchange"), which closed on November 17, 1998, the Company has been able to enter the international telecommunications and Internet telephony markets, which complements the range of services offered by ACS. The LDExchange purchase price was $3.1 million, payable $1.1 million in cash and $2.0 million in Company common stock (1,000,000 shares). The acquisition was accounted for as a purchase and



                                       18
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

           the results of operations of LDExchange have been included in the Company's results of operations since November 17, 1998. (see note
           11).

      (b)  CASH AND CASH EQUIVALENTS

           Cash and cash equivalents include cash on deposit with banks with original maturities of three months or less.

      (c)  ACCOUNTS RECEIVABLE

           The carrying amounts reported in the consolidated balance sheets for accounts receivable approximate their fair value.

      (d)  INVENTORIES

           Inventories are stated at the lower of cost or market (net realizable value) under the first-in, first-out method of accounting for inventories.

      (e)  PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over estimated useful lives which range from three to seven years. Amortization of leasehold improvements is charged to expense on a straight-line basis over the shorter of the estimated useful lives of the assets or the term of the underlying lease.

      (f)  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

           Software development costs incurred after the establishment of technological feasibility are capitalized and later amortized using the greater of the straight-line method or based on the estimated revenue distribution over the remaining estimated economic life of the products. Such policy results in the Company amortizing its capitalized software development costs over an estimated economic life of three to seven years. During 1998 and 1997, the Company capitalized software development costs of $64,326 and $610,098, respectively. During 1998 and 1997, the Company amortized software development costs of $728,679 and $712,672, respectively. The Company periodically assesses the recoverability of the cost of its capitalized software development costs based on an analysis of the cash flows generated by the underlying assets. In the opinion of management, no impairment of capitalized software development costs has occurred at December 31, 1998.

      (g)  COST IN EXCESS OF NET ASSETS ACQUIRED

           Cost in excess of net assets acquired is the excess of the purchase price paid over the fair value of the net assets of the acquired company at the date of acquisition. Cost in excess of net assets acquired is amortized on a straight-line basis over 5 to 15 years. The Company periodically assesses the recoverability of its cost in excess of net assets acquired based on an analysis of the cash flows generated by the underlying assets. In the opinion of management, no impairment of cost in excess of net assets acquired has occurred at December 31, 1998 (see note 11).



                                       19
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

      (h)  REVENUE RECOGNITION

           The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," for the years ended December 31, 1998, 1997 and 1996. Under SOP 97-2, if a software sales arrangement does not require significant modification or customization of the software, revenue from the sale of the software is recognized when evidence of an arrangement exists, the fee is fixed and determinable, the license agreement has been delivered and collection of any resulting receivable is probable.

           As a result of certain issues raised in applying SOP 97-2, in March 1998, the AICPA issued an SOP which delayed for one year the effective date of certain provisions of SOP 97-2 with respect to what constitutes vendor-specific objective evidence of fair value of the delivered software element in certain multiple-element arrangements that include service elements entered into by entities that never sell the software elements separately. In December 1998, the AICPA issued SOP 98-9, which amends paragraphs of SOP 97-2 to require recognition of revenue using the residual method under certain circumstances, and is effective for fiscal years beginning after March 15, 1999. The Company does not expect the adoption of this SOP to have a material impact on the Company's consolidated financial statements.

           Revenue from the sales of hardware and other products is recognized when delivery has occurred, the fee is fixed and determinable and collection of any resulting receivable is probable. Revenue from maintenance, servicing and consulting is recognized as the related services are performed.

      (i)  INCOME TAXES

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. ("Statement") 109, "Accounting for Income Taxes." Statement 109 provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

      (j)  MANAGEMENT ESTIMATES

           The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



                                       20
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

      (k)  EARNINGS PER SHARE

           Basic earnings per share is based on the weighted-average number of shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per share gives effect to assumed conversions of potentially dilutive securities. Shares used in the earnings per share calculations for 1998 are the weighted-average shares of Micro General outstanding during 1998, assuming the shares issued in connection with the merger of ACS and Micro General were outstanding since January 1, 1998. Shares used in the earnings per share calculations for 1997 and 1996 represent the shares issued to FNFI in connection with the merger of ACS and Micro General. All outstanding options and warrants (see notes 7 and 10) have been excluded from the calculations of diluted loss per share as their inclusion would be antidilutive.

      (l)  OTHER COMPREHENSIVE INCOME

           On January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income," which established new rules for the reporting and display of comprehensive income and its components. However, the adoption of Statement 130 had no impact on the Company's consolidated financial statements as comprehensive income is comprised only of net loss.



(2)   INVENTORIES
      A summary of inventories follows:

                                                       1998                  1997
                                                     --------              --------
           Computer equipment                        $482,106               403,519
           Telecommunications equipment               303,098               102,430
                                                     --------              --------

                                                     $785,204               505,949
                                                     ========              ========



                                       21
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)



(3)   INCOME TAXES

      The income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                     1998                   1997                  1996
                                   --------               --------               --------
           Current:
              Federal              $     --                (16,528)              (263,950)
              State                   2,400                 (2,833)               (77,326)
                                   --------               --------               --------

                                      2,400                (19,361)              (341,276)
                                   --------               --------               --------

           Deferred:
              Federal                    --                (33,740)               (59,144)
              State                      --                (11,025)               (17,327)
                                   --------               --------               --------

                                         --                (44,765)               (76,471)
                                   --------               --------               --------

                                   $  2,400                (64,126)              (417,747)
                                   ========               ========               ========


      The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to the loss before income taxes as a result of the following:

                                                       1998                       1997                     1996
                                                    -----------               -----------               -----------
           Computed "expected" tax
              benefit                               $(1,647,097)                  (93,183)                 (381,687)
           State taxes, net of Federal
              income tax benefit                        (62,681)                   (9,008)                  (61,524)
           Amortization of cost in
              excess of net assets                      177,633                    33,461                    33,459
              acquired
           Nondeductible expenses                        29,505                     4,604                    (7,995)
           Net operating loss utilized
              by affiliated group                       781,366                        --                        --
           Valuation allowance                          723,674                        --                        --
                                                    -----------               -----------               -----------

                                                    $     2,400                   (64,126)                 (417,747)
                                                    ===========               ===========               ===========



                                       22
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)


      The deferred tax assets and liabilities at December 31, 1998 consist of the following:

                                                                DEFERRED TAX               DEFERRED TAX
                                                                   ASSETS                  LIABILITIES
                                                                 -----------               -----------
           Book over tax provision for bad debts                 $   193,570                        --
           Reserves and accruals not recognized for
              income tax purposes                                    218,218                        --
           Acquired assets adjustment to fair value                  919,402                        --
           Net operating loss carryover                            2,185,868                        --
           Other                                                       1,087                        --
           Accelerated depreciation                                       --                     2,482
           Acquired assets adjustment to fair value                       --                   365,149
                                                                 -----------               -----------

                                                                   3,518,145                   367,631
           Valuation allowance                                    (3,512,240)                       --
                                                                 -----------               -----------

                                                                 $     5,905                   367,631
                                                                 ===========               ===========

      The deferred tax assets and liabilities at December 31, 1997 consist of the following:

                                                               DEFERRED TAX         DEFERRED TAX
                                                                  ASSETS             LIABILITIES
                                                                 --------              --------
           Book over tax provision for bad debts                 $171,775                    --
           Acquired assets adjustment to fair value                    --               533,501
                                                                 --------              --------

                                                                 $171,775               533,501
                                                                 ========              ========


      Statement 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance of $2,636,964 principally associated with net operating loss carryforwards and other deferred tax assets recorded from acquisitions and an additional allowance of $875,276 to cover the majority of the other deferred tax assets. Any tax benefits subsequently recognized for deferred tax assets related to these acquisitions will be allocated to goodwill.

      ACS was included as an affiliate in the consolidated income tax returns of FNFI through mid-November 1998. Prior to May 1998, ACS paid taxes or received such tax benefits as it contributed to the consolidated tax position of FNFI. Micro General was included as an affiliate in the consolidated income tax returns of FNFI from May 14, 1998 through mid-November 1998. FNFI utilized approximately $2,298,000 of losses generated by the Company during this period for which Micro General will not be reimbursed by FNFI. The Company has available Federal and state net operating loss carryforwards of $6,125,199 expiring in years 2001 through 2019, and $1,770,534 expiring in years 2000 through 2004, respectively.



                                       23
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

(4)   PROPERTY AND EQUIPMENT

      A summary of property and equipment follows:

                                                                          1998                    1997
                                                                       ----------              ----------
           Telecommunications equipment                                $1,557,150                 695,620
           Computer equipment                                           1,158,642                  67,840
           Furniture and fixtures                                         605,864                  28,005
           Office equipment                                                59,571                  19,209
           Leasehold improvements                                         232,956                  14,390
                                                                       ----------              ----------

                                                                        3,614,183                 825,064
           Less accumulated depreciation and amortization                 293,178                 120,560
                                                                       ----------              ----------

                                                                       $3,321,005                 704,504
                                                                       ==========              ==========


(5)   COMMITMENTS AND CONTINGENCIES

      (a)  LEASE COMMITMENTS

           The Company leases facilities and equipment under various operating leases. Future minimum noncancelable lease commitments, due primarily to affiliates, are as follows:

           Year ending December 31:
             1999                                           $1,198,426
             2000                                              745,716
             2001                                              657,552
             2002                                              630,355
             2003                                              595,716
           Thereafter                                         2,190,883
                                                             ----------
           Total minimum lease payments                     $6,018,648
                                                            ==========


           Rent expense was $913,059, $238,721 and $128,179 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in rent expense for 1998, 1997 and 1996 was $721,515, $235,316 and $128,179,
           respectively, paid to affiliates.

      (b)  LITIGATION

           The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.



                                       24
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

(6)   RELATED PARTY TRANSACTIONS

      As described in note 1, the Company's primary source of revenue is fees resulting from sales and services to affiliated companies. Revenues generated from sales and services to affiliates for the years ended December 31, 1998, 1997 and 1996 were $22,480,042, $12,356,444 and
      $5,932,524, respectively.

      The amounts due to affiliates at December 31, 1997, classified as current liabilities, relate mainly to an arrangement with a subsidiary of FNFI, whereby the personnel costs of the Company were funded by this subsidiary of FNFI. The Company reimbursed FNFI from time to time as funds became available. No interest was charged to the Company in this arrangement. The Company utilizes funds available under the Convertible Note Purchase Agreement, described below, to currently fund its operations.

      In addition, the Company has long-term amounts and notes payable to affiliates amounting to $16,729,411 and $5,431,417 at December 31, 1998 and 1997, respectively (see note 7).

      The Company also leases facilities from FNFI subsidiaries (see note 5).

(7)   NOTES PAYABLE

      On August 1, 1996, Micro General entered into a $3 million financing agreement which provided additional funding, primarily for the retirement of bank debt, operations and to fund Micro General's development of a series of high level security postage meters designed to comply with the new United States Postal Service proposed regulations. Two 9.5%, five-year convertible notes were issued, one in the amount of $1 million and one in the amount of $2 million, and are held respectively by Cal West Service Corporation ("Cal West"), a subsidiary of FNFI, which owned 38% of the outstanding Micro General common stock when the Cal West note was issued and Dito Caree L.P. Holding ("Dito Caree"), which owned 5% of the outstanding common stock of Micro General when the Dito Caree note was issued.

      Repayment of the notes was on an interest-only basis for the first two years, with principal and interest payments for the remaining three years of the term. The debt, secured by the assets of Micro General, is convertible into 1,344,438 shares of the Company's common stock at prices ranging from $2.00 to $2.50 per share. At December 31, 1998, there was $3,000,000 outstanding on these notes. The Company is subject to certain restrictive covenants, both financial and operational, related to these notes. As of December 31, 1998, the Company was not in compliance with certain of these covenants and obtained waivers for these covenants through December 31, 1999.

      On November 25, 1997, Micro General entered into a $600,000 financing agreement, which provided additional funding to be used by Micro General for operating cash flow purposes. Two 9.0% notes were issued in the amount of $200,000 and $400,000, held by Cal West and Dito Caree, respectively. Interest on the two notes is to be paid quarterly. The Company had the right to prepay all or a portion of the interest and principal due on the notes at any time prior to the original due date of May 31, 1998. The amount payable under the note payable to Dito Caree was refinanced in connection with the Convertible Note Purchase Agreement discussed below.



                                       25
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

      In conjunction with these short-term notes, Micro General issued to the note holders, two detachable warrant certificates, one in the amount of 50,000 shares to Cal West and one in the amount of 100,000 shares to Dito Caree, giving the note holders the right to purchase 150,000 shares of the Company's common stock at $1.50 per share. The warrants can be exercised at any time between November 25, 1997 and November 25, 2002. No warrants have been exercised by the holders. The outstanding amount on this note at December 31, 1998 was $200,000 and the Company was not in compliance with certain restrictive financial covenants related to this debt. The Company obtained waivers for these covenants through December 31, 1999, and the due date on the note was extended through 1999.

      Micro General entered into a third financing agreement to provide additional funding to be used by Micro General for operational cash flow purposes. On April 8, 1998, two 9.0% notes were issued, one in the amount of $250,000 and one in the amount of $500,000, held by Cal West Service Corporation and Dito Caree, respectively. Interest on the notes is to be paid quarterly. Micro General had the right to prepay all or a portion of the interest and principal due on the notes at any time prior to the due date of October 31, 1998. The amount payable under the note payable to Dito Caree was refinanced in connection with the Convertible Note Purchase Agreement discussed below.

      In conjunction with the notes, Micro General issued to the note holders, two detachable warrant certificates, one in the amount of 62,500 shares to Cal West and one in the amount of 125,000 shares to Dito Caree, giving the note holders the right to purchase 187,500 shares of the Company's common stock at $1.50 per share. The warrants can be exercised at any time between April 8, 1998 and April 8, 2003. No warrants have been exercised by the respective holders. The amount outstanding at December 31, 1998 was $250,000 and the Company was not in compliance with certain restrictive financial covenants related to this debt. The Company obtained waivers for these covenants through December 31, 1999, and the due date on the note was extended through 1999.

      On October 27, 1998, the Company entered into a $15 million Convertible Note Purchase Agreement with FNFI, which replaced a $5 million financing agreement between the Company and a subsidiary of FNFI dated May 14, 1998, entered into in connection with the merger with ACS. Two 10.0%, five-year convertible notes were issued, one in the amount of $14.1 million and one in the amount of $900,000, held by Cal West and Dito Caree, respectively.

      Interest on these notes is to be paid quarterly. The entire unpaid balance of the notes, including principal and accrued but unpaid interest, is due and payable on October 27, 2003. The note holders have the right to convert all or a portion of the principal to be repaid on the payment date into shares of the Company's common stock at the conversion price. The debt is secured by the assets of the Company and can be converted into 3,133,333 shares of the Company's $.05 par value common stock at a price of $4.50 per share. The note holders retain the right to acquire shares until note maturity on October 27, 2003. At December 31, 1998, there was $13,279,411 outstanding on these notes. The Company is subject to certain restrictive covenants, both financial and operational, related to these notes. The Company was in compliance with these covenants as of December 31, 1998.



                                       26
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

      The carrying value of notes payable to affiliates approximates fair value at December 31, 1998 due to the fact that the interest rates paid on the notes payable to affiliates approximate market rates.

      Principal maturities of the notes payable and long-term debt at December 31, 1998 are as follows:

           1999              $        --
           2000                3,450,000
           2001                       --
           2002                       --
           2003               13,279,411
                             -----------

                             $16,729,411
                             ===========

(8)   LIQUIDITY AND GOING CONCERN

      The Company has suffered losses and negative cash flows from operations for each of the years in the three-year period ended December 31, 1998. In addition, the Company has an accumulated deficiency and a significant amount of outstanding debt as of December 31, 1998.

      As a result, substantial doubt exists about the Company's ability to continue as a going concern for a reasonable period of time following the December 31, 1998 balance sheet date. However, as of March 31, 1999, FNFI has represented that it has the ability and intent to provide the Company with cash necessary to continue as a going concern for a period of at least twelve months following December 31, 1998. Given this representation, management believes that the Company will be able to continue as a going concern for a reasonable period following December 31, 1998. Management has plans to expand the Company's business relationships with unaffiliated third parties and take other measures to ultimately generate cash flows sufficient to support its operations.

(9)   SEGMENT INFORMATION

      The Company's consolidated financial statements as of and for the year ended December 31, 1998 include three reportable segments. Prior to 1998, the Company consisted only of ACS.

                                                                            CORPORATE AND
                                                                            POSTAGE METER
                                                                               AND SCALE
                                          ACS             LDEXCHANGE           DIVISION            TOTAL
                                      ------------       ------------       ------------       ------------

           Total revenue              $ 25,938,067          7,203,340            874,657         34,016,064
                                      ============       ============       ============       ============

           Operating loss             $ (3,192,833)           (97,962)          (886,820)        (4,177,615)
           Interest expense, net          (398,375)             2,462           (270,875)          (666,788)
                                      ------------       ------------       ------------       ------------

                   Loss before
                    income taxes      $ (3,591,208)           (95,500)        (1,157,695)        (4,844,403)
                                      ============       ============       ============       ============



                                       27
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

           Assets                     $ 13,837,703          2,401,050          6,841,308         23,080,061
                                      ============       ============       ============       ============

      The activities of the three reportable segments include the following:

      - ACS: A computer hardware and software sales and support division and a telecommunication division, which provides comprehensive data network systems support, including selling computer hardware and software products and developing integrated title and escrow computer applications for the title and real estate related industries. Also provides telecommunications hardware and long-distance reselling, technical and consulting services, and internet access and services. All sales to affiliated companies are from this division (see note
           6).

      - LDEXCHANGE: International telecommunication services which provides access to the international long-distance market for the rapidly growing wholesale telecommunication service sector. LDExchange had sales of $4,978,380 to one non-affiliated customer.

      - MICRO GENERAL: Corporate and the postage meter and scale division, which develops, manufactures and markets computerized equipment for shipping, mailing and operations, with products ranging from low-cost mechanical and electronic postal scales for personal and office use, to complete systems for high-volume processing of parcels shipped by UPS and other carriers.

      The vast majority of expenditures for additions to long-lived assets, as well as depreciation and amortization, pertain to ACS.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There were no intersegment sales or transfers during the year ended December 31, 1998.

(10)  EMPLOYEE BENEFIT PLANS

      Employee benefits include an employee stock purchase plan, three stock option plans and a 401(k) plan.

      In 1998, the Company's Board of Directors approved the adoption of an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, there are 800,000 shares of the Company's common stock available for purchase at current market prices by Company employees who meet certain vesting requirements. The authorized number of shares is subject to adjustment in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. Pursuant to the ESPP, Company employees may contribute an amount between 5% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP. There have been no stock purchases by the ESPP as of December 31, 1998.



                                       28
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

      In 1987, stockholders also approved the adoption of a Stock Option Plan ("1987 Option Plan"). Under the terms of the 1987 Option Plan, the Company may grant stock options to certain key employees and nonemployee directors or officers. The number of shares issuable under the 1987 Option Plan is 220,000 shares of common stock at not less than fair market value on the date of grant. All options granted become exercisable at the discretion of the Board of Directors and expire five years from the date of grant. Options that lapse or are canceled prior to exercise are added to the shares authorized for future grants. The 1987 Option Plan expired in 1991, but was renewed by stockholders in 1993. There were no remaining shares available for grant at December 31, 1998 under the 1987 Option Plan.

      In 1995, stockholders approved the adoption of the 1995 Stock Option Plan ("1995 Option Plan"). The number of shares reserved for issuance under the 1995 Option Plan is 132,000 shares of common stock. All 132,000 shares were available for grant at December 31, 1998 under the 1995 Option Plan.

      During 1998, stockholders approved the adoption of the 1998 Stock Incentive Plan ("1998 Plan"). The 1998 Plan authorizes up to 1,500,000 shares of common stock, plus an additional 300,000 shares of common stock on the date of each annual meeting of the stockholders of the Company, for issuance under the terms of the 1998 Plan. The authorized number of shares is subject to adjustment in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. The 1998 Plan provides for grants of "incentive stock options" as defined in
      Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options and rights to purchase shares of common stock ("Purchase Rights"). Incentive stock options, nonqualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates. Nonqualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates, nonemployee directors and officers, consultants and other service providers.

      The Board of Directors, or a committee consisting of two or more members of the Board of Directors, will administer the 1998 Plan (the "Administrator"). The Administrator will have the full power and authority to interpret the 1998 Plan, select the recipients of options and Purchase Rights, determine and authorize the type, terms and conditions of, including vesting provisions, and the number of shares subject to, grants under the 1998 Plan, and adopt, amend and rescind rules relating to the 1998 Plan. The term of options may not exceed 10 years from the date of grant (5 years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Administrator. The maximum number of shares for which options may be granted to any one person during any one calendar year under the 1998 Plan is 1,500,000 and in no event shall the aggregate number of shares subject to incentive stock options exceed 1,500,000. The aggregate fair market value of the common stock (determined as of the date of grant) with respect to incentive stock options



                                       29
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

      granted under the 1998 Plan or any other stock option plan of the Company that become exercisable for the first time by any optionee during any calendar year may not exceed $100,000.

      Prior to 1998, the Company's stock option activity was immaterial. A summary of the Company's stock option activity and related information for the year ended December 31, 1998 is as follows:

                                                                              WEIGHTED-
                                                                              AVERAGE
                                                               NUMBER OF      EXERCISE
                                                                 SHARES         PRICE
                                                                 ------         -----
           Beginning outstanding at December 31, 1997             227,166       $1.93

           Granted                                              1,226,250        4.80

           Exercised                                                   --          --

           Canceled                                               (14,500)       1.86
                                                                ---------

           Stock options outstanding at December 31, 1998       1,438,916        4.35
                                                                =========       =====

           Stock options exercisable at December 31, 1998         985,750       $4.28
                                                                =========       =====


      The weighted-average remaining contractual life of the options outstanding at December 31, 1998 is 9.01 years.

      The following table sets forth options outstanding and exercisable by price range at December 31, 1998:

                                OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
          -----------------------------------------------------------------   -----------------------------
                                                      WEIGHTED-
                                     NUMBER           AVERAGE       WEIGHTED-      NUMBER         WEIGHTED-
             RANGE OF              OUTSTANDING        REMAINING     AVERAGE      EXERCISABLE       AVERAGE
             EXERCISE                AS OF           CONTRACTUAL    EXERCISE        AS OF          EXERCISE
              PRICES                12/31/98            LIFE         PRICE         12/31/98         PRICE
           -------------           -----------       -----------   ---------     -----------      -----------
           $1.25 - $3.50            242,666             5.18       $   2.13         186,992          $   2.10
           $4.75 - $4.75            200,000             9.61           4.75         200,000              4.75
           $4.81 - $4.81            996,250             9.82           4.81         598,758              4.81
                                  ---------                                       ---------

           $1.25 - $4.81          1,438,916             9.01           4.35         985,750              4.28
                                  =========            =====        =======       =========          ========

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), and related Interpretations in accounting for its employee stock options. As discussed below, in management's opinion, the alternative fair value accounting provided for



                                       30
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

      under Statement 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Pro forma information regarding net earnings and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions. The risk-free interest rate used in the calculation is the rate on the date the options were granted. The risk-free interest rate used for options granted during 1998 was 5.7%. A volatility factor for the expected market price of the common stock of 50% was used for options granted in 1998. No dividends are paid by the Company; as a result, its expected dividend yield is 0.0%. A weighted-average expected life of seven years was used in all years as the Company has little history of options being exercised.

      The impact of applying the provisions of Statement 123 on the consolidated results of operations is not material for the year ended December 31, 1998.

      The Company also offers a 401(k) profit sharing plan, a qualified voluntary contributory savings plan, available to substantially all employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company may elect to make matching contributions. The Company has historically not made matching contributions.

(11)  ACQUISITIONS

      As discussed in note 1, Micro General and ACS merged in May 1998 and LDExchange was acquired in November 1998.

      The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Micro General/ACS merger were as follows:

           Tangible assets acquired at fair value          $   305,000
           Cost in excess of net assets acquired             5,709,000
           Liabilities assumed at fair value                (4,717,000)
                                                           -----------



                                       31
                                                                      (Continue)

                            MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          As of December 31, 1998 and 1997 (Restated) and for the Years Ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

                   Total purchase price                    $ 1,297,000
                                                           ===========

      The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the LDExchange acquisition were as follows:

           Tangible assets acquired at fair value          $ 1,592,000
           Cost in excess of net assets acquired             3,707,000
           Liabilities assumed at fair value                (2,199,000)
                                                           -----------

                   Total purchase price                    $ 3,100,000
                                                           ===========


      Selected unaudited pro forma combined results of operations for the years ended December 31, 1998 and 1997, assuming the Micro General/ACS merger and LDExchange acquisitions occurred on January 1, 1998 and 1997, respectively, are presented as follows:

                                                              YEAR ENDED DECEMBER 31
                                                       -----------------------------------
                                                          1998                     1997
                                                       ------------             ----------
           Total revenue                               $ 60,565,000             17,049,000
           Net loss                                      (5,225,549)            (2,544,931)
           Loss per share - basic and diluted                  (.69)                  (.34)


(12)  SUBSEQUENT EVENTS

      In March 1999, the Company acquired Interactive Associates, Inc., a privately held distributor of computer telephony hardware and services. This acquisition provides for the purchase of 100% of the common stock of Interactive Associates, Inc. in exchange for 100,000 shares of Micro General common stock, subject to certain conditions. The closing price of the Company common stock on March 22, 1999, according to the NASDAQ Bulletin Board, was $3.88. This acquisition will be accounted for using the purchase method.

      In March 1999, the postage meter and scale division ceased operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. THROUGH 13.

      Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include the election of directors, the report of compensation committee on annual compensation, certain relationships and related transactions and other business.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) FINANCIAL STATEMENTS. The following is a list of the Consolidated Financial Statements of Micro General Corporation and its subsidiaries included in Item 8 of Part II.

      Independent Auditors' Report.

      Consolidated Balance Sheets as of December 31, 1998 and 1997 (Restated).

      Consolidated Statements of Operations for the years ended December 31, 1998, 1997 (Restated) and 1996 (Restated).

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

      Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 (Restated) and 1996 (Restated)

      Notes to Consolidated Financial Statements.

      (a)(2) FINANCIAL STATEMENT SCHEDULES. The following is a list of financial statement schedules filed as part of this annual report on Form 10-K.

      Schedule II:  Valuation and Qualifying Accounts.

      All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
      (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

         EXHIBIT
         NUMBER                                 DESCRIPTION
         ------                                 -----------

            3.1 Restated Articles of Incorporation of the Company, incorporated by reference from the Company's Annual
                        Report on Form 10-K for the year ended December 25, 1988, as amended.

            3.11        Restated Articles of Incorporation of the Company -
                        Article Fourth of the Certificate of Incorporation, incorporated by reference from the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1996.

         EXHIBIT
         NUMBER                                DESCRIPTION
         ------                                -----------
            3.2         Bylaws of the Company, incorporated by reference from
                        the Company's Annual Report on Form 10-K for the year
                        ended December 25, 1988, as amended.

            10.1        Incentive Stock Option Plan and form of Incentive Stock
                        Option Agreement in use prior to 1987, incorporated by reference to Exhibit 10.1 from the Company's Annual
                        Report on Form 10-K for the year 1984; Option Plan and form of Incentive Stock Option Agreement in use commencing in 1987, incorporated by reference to Exhibit
                        10 from the Company's Annual Report on Form 10-K for the year ended December 28, 1986.

            10.1.1      1998 Stock Incentive Plan and 1998 Employee Stock
                        Purchase Plan, incorporated by reference from Form S-8, registration number 333-64289.

            10.18       Convertible Note Purchase Agreement between Micro
                        General Corporation and Cal West Service Corporation dated August 1, 1996, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1996.

            10.19       Convertible Note Purchase Agreement between Micro
                        General Corporation and Dito Caree L.P. dated August 1,
                        1996, incorporated by reference from the Company's
                        Annual Report on Form 10-K for the year ended December
                        31, 1996.

            10.20       Loan Agreement and Agreement to issue Detachable
                        Warrants between Micro General Corporation and Cal West
                        Service Corporation and Dito Caree L.P. Holding dated
                        November 25, 1997, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1997.

            10.22       Agreement and Plan of Reorganization dated as of May 14,
                        1998, among ACS Systems, Inc., Micro General
                        Corporation, ACS Merger, Inc. and Fidelity National
                        Financial, Inc., a Delaware corporation, incorporated by reference from the Company's report on Form 8-K dated as of May 14, 1998.

            10.22.1     Agreement of Merger dated May 14, 1998 by and among ACS
                        Systems, Inc., a California Corporation, a Delaware corporation, Micro General Corporation, a Delaware corporation and Fidelity National Financial, Inc., a
                        Delaware corporation, incorporated by reference from the Company's report on Form 8-K dated as of May 14, 1998.

            10.23       Convertible Note Purchase Agreement between Micro
                        General Corporation and Cal West Service Corporation and
                        Dito Caree L.P. Holding dated October 27, 1998.

            10.24       Agreement and Plan of Reorganization dated November 17,
                        1998 by and among Micro General Corporation, a California corporation, LDExchange.com, Inc. Joseph L.
                        Putegnant, III, Carolyn Hallinan and Europa
                        Telecommunications, incorporated by reference from the Company's report on Form 8-K dated as of November 23, 1998.

            10.25       Inducement Agreement and Agreement to Transfer and
                        Reissue Detachable Warrants and Convertible Notes, by and between John Snedegar, Cal West Service Corporation and Micro General Corporation, dated March 30, 1999.

            21          List of Subsidiaries

            23.1        Consent of KPMG LLP

            27          Financial Data Schedule

(b) REPORTS ON FORM 8-K. The Company filed reports on Form 8-K during the fourth quarter of 1998 as follows:

       Current report on Form 8-K dated November 17, 1998, related to the acquisition of LDExchange.com, Inc.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MICRO GENERAL CORPORATION,
                                            A DELAWARE CORPORATION


  Date:  April 14, 1999                     By: /s/ John Snedegar
        ---------------------                  ---------------------------------
                                               John Snedegar
                                               Chief Executive Officer
                                                President
                                                (Principal Executive Officer)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                        Title                        Date
               ---------                        -----                        ----
        /s/ Patrick F. Stone            Chairman of the Board             April 14, 1999
-----------------------------------
        Patrick F. Stone


        /s/ William P. Foley            Director                          April 14, 1999
-----------------------------------
        William P. Foley


        /s/ Carl A. Strunk              Director                          April 14, 1999
-----------------------------------
        Carl A. Strunk


        /s/ Richard H. Pickup           Director                          April 14, 1999
-----------------------------------
        Richard H. Pickup


                                        Director                          April __, 1999
-----------------------------------
        George E. Olenik


        /s/ John Snedegar               Director                          April 14, 1999
-----------------------------------
        John Snedegar


        /s/ David N. Kenneally          Chief Accounting Officer          April 14, 1999
-----------------------------------
        David N. Kenneally

                                                                     SCHEDULE II


                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                  Years Ended December 31, 1998, 1997 and 1996


                                                         Years Ended December 31,
                                        ------------------------------------------------------------
                                                         Additions
                                        Balance at      Charged to       Amounts
                                         Beginning       Costs and      Written-off    Balance at
Classification                           of Period       Expenses         Period         End of
                                        ------------    ------------    -----------   --------------
Year ended December 31, 1998:
    Allowance for doubtful accounts   $   321,844    $     247,437   $    83,345    $     485,936

Year ended December 31, 1997:
    Allowance for doubtful accounts       314,419           63,683        56,258          321,844

Year ended December 31, 1996:
    Allowance for doubtful accounts       235,157          134,428        55,166          314,419

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

3.1 Restated Articles of Incorporation of the Company, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 25, 1988, as amended.

3.11 Restated Articles of Incorporation of the Company - Article Fourth of the Certificate of Incorporation, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December
            31, 1996.

3.2         Bylaws of the Company, incorporated by reference from the Company's
            Annual Report on Form 10-K for the year ended December 25, 1988, as amended.

10.1        Incentive Stock Option Plan and form of Incentive Stock Option
            Agreement in use prior to 1987, incorporated by reference to Exhibit
            10.1 from the Company's Annual Report on Form 10-K for the year
            1984; Option Plan and form of Incentive Stock Option Agreement in use commencing in 1987, incorporated by reference to Exhibit 10 from the Company's Annual Report on Form 10-K for the year ended December
            28, 1986.

10.1.1 1998 Stock Incentive Plan and 1998 Employee Stock Purchase Plan, incorporated by reference from Form S-8, registration number
            333-64289.

10.18       Convertible Note Purchase Agreement between Micro
            General Corporation and Cal West Service Corporation dated August 1, 1996, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
            December 31, 1996.

10.19       Convertible Note Purchase Agreement between Micro General
            Corporation and Dito Caree L.P. dated August 1, 1996, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.20       Loan Agreement and Agreement to issue Detachable Warrants between
            Micro General Corporation and Cal West Service Corporation and Dito
            Caree L.P. Holding dated November 25, 1997, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.22       Agreement and Plan of Reorganization dated as of May 14, 1998, among
            ACS Systems, Inc., Micro General Corporation, ACS Merger, Inc. and
            Fidelity National Financial, Inc., a Delaware corporation, incorporated by reference from the Company's report on Form 8-K dated as of May 14, 1998.

10.22.1     Agreement of Merger dated May 14, 1998 by and among ACS Systems,
            Inc., a California Corporation, a Delaware corporation, Micro
            General Corporation, a Delaware corporation and Fidelity National
            Financial, Inc., a Delaware corporation, incorporated by reference from the Company's report on Form 8-K dated as of May 14, 1998.

10.23       Convertible Note Purchase Agreement between Micro General
            Corporation and Cal West Service Corporation and Dito Caree L.P.
            Holding dated October 27, 1998.

10.24 Agreement and Plan of Reorganization dated November 17, 1998 by and among Micro General Corporation, a California corporation,
            LDExchange.com, Inc. Joseph L. Putegnant, III, Carolyn Hallinan and
            Europa Telecommunications, incorporated by reference from the Company's report on Form 8-K dated as of November 23, 1998.

10.25       Inducement Agreement and Agreement to Transfer and Reissue
            Detachable Warrants and Convertible Notes, by and between John
            Snedegar, Cal West Service Corporation and Micro General
            Corporation, dated March 30, 1999.

21          List of Subsidiaries

23.1        Consent of KPMG LLP

27          Financial Data Schedule