Form 10-K/A
period 1998-12-31
MICRO GENERAL CORP
filed 1999-04-29
CIK 67383

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                   ----------

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 0-8358

                            MICRO GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                   ----------

                DELAWARE                                            95-2621545
      (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

         2510 REDHILL, SUITE 200               92705              (949) 622-4444
          SANTA ANA, CALIFORNIA             (ZIP CODE)    (REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        INCLUDING AREA CODE)

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                    ON WHICH REGISTERED
   -------------------                                    -------------------
Common Stock, $.05 par value                           NASDAQ OTC Bulletin Board


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A. |_|

      As of April 13 , 1999, 7,596,000 shares of Common Stock ($.05 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $3,396,000. The aggregate market value was computed with reference to the closing price on such date.

================================================================================

PART III

ITEM 10. DIRECTORS AND THE EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the director nominees, all directors, and all executive officers, and certain information about them, are set forth below:

                                                                            DIRECTOR
        NAME             AGE         PRINCIPAL OCCUPATION                    SINCE
        ----             ---         --------------------                   --------
William P. Foley, II     54       Director                                   1994

Patrick F. Stone         51       Chairman of the Board                      1998

John Snedegar            49       Chief Executive Officer,                   1998
                                  President and Director

Richard H. Pickup        63       Director                                   1996

Carl A. Strunk           61       Director                                   1994

George E. Olenik         67       Director                                   1989

Mark Attaway             40       Executive Vice President --ACS Division     N/A
                                  Operations

Jeff Sanderson           41       Executive Vice President --ACS Division     N/A
                                  Product Development

M'Liss Jones Kane        46       Vice President and Corporate Secretary      N/A

WILLIAM P. FOLEY, II

              Mr. Foley has been a director of the Company since June 1994. Mr. Foley was the Chairman of the Board of the Company from June 1994 until April 9, 1999. Mr. Foley is Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. and has been since its formation in 1984. Mr. Foley is also currently serving as Chairman of the Board and Chief Executive Officer of CKE Restaurants, Inc., as Chairman of the Board of Rally's Hamburgers, Inc., Checkers Drive-In Restaurants, Inc., Santa Barbara Restaurant Group, Inc. and American National Financial, Inc. Additionally, he is a member of the Board of Directors of Miravant Medical Technologies, Inc. and Fresh Foods, Inc.

PATRICK F. STONE

              Mr. Stone has been a director of the Company since 1998. Mr. Stone became Chairman of the Board on April 9, 1999. Mr. Stone is Chief Operating Officer of Fidelity National Financial, Inc. and has been since March 1997. From May 1995 through March 1997 he was an Executive Vice President of Fidelity National Financial, Inc. He is also President of Fidelity National Title Insurance Company and the four other underwriters of Fidelity National Financial, Inc. From February 1989 to May 1995 he was President of Fidelity National Title Company of Oregon.

JOHN SNEDEGAR

              Mr. Snedegar has been a director of the Company since August, 1998. Mr. Snedegar became Chief Executive Officer and President of the Company on April 9, 1999. Mr. Snedegar was the President of United Digital Network, Inc. from 1990 until April 1, 1999. Prior to his involvement with United Digital Network, Inc., Mr. Snedegar was the President and Chief Executive Officer of AmeriTel Management, Inc. Mr. Snedegar also serves as President of Kendall Venture Funding, Ltd., a reporting company in Alberta, Canada. Mr. Snedegar is also currently a director of StarBase Corporation and Star Telecommunications, Inc.

RICHARD H. PICKUP

              Mr. Pickup was elected to the board in December 1996. Mr. Pickup is currently a Senior Vice President of the New York Stock Exchange Member Firm of Wedbush Morgan Securities. For the past 35 years, he has been involved with major ownership of numerous public companies.

CARL A. STRUNK

              Mr. Strunk has been a director of the Company since June 1994. Mr. Strunk is Executive Vice President and Chief Financial Officer of CKE Restaurants, Inc. and has been since February 1997. Additionally, Mr. Strunk is Executive Vice President and Chief Financial Officer of American National Financial, Inc. Mr. Strunk began with Fidelity National Title Insurance Company in February 1992 as an Executive Vice President. He was elected an Executive Vice President and Chief Financial Officer of Fidelity National Financial, Inc. in March 1992 and served in this capacity until September 15, 1997. In September, 1997 he became Executive Vice President - Finance of Fidelity National Financial, Inc. Prior to his employment with Fidelity National Financial, Inc., Mr. Strunk was President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a certified public accountant. Mr. Strunk is also currently a director of American National Financial, Inc.

GEORGE E. OLENIK

              Mr. Olenik has served as a director of the Company since December 1989. Mr. Olenik is currently the CEO of Pick Systems Inc., Irvine, California. Prior to joining Pick Systems Inc. he served as an analyst consultant for Inco Venture Capital Management. He formerly served as President and a board member of Micro Five Corp., Costa Mesa, California.

MARK ATTAWAY

              Mr. Attaway, Executive Vice President of the Professional Services Division of the Company, was one of the original founders of ACS Systems, Inc. in 1985. In May 1998, ACS Systems, Inc. was merged into the Company. Prior to this position, Mr. Attaway served as President, Marketing & Support, of ACS Systems, Inc. since 1994. Prior to forming ACS Systems, Inc., Mr. Attaway was a Senior Database Administrator for Pacific Bell from July 1981 until November 1990.

JEFF SANDERSON

              Mr. Sanderson, Executive Vice President of the Real Estate Division of the Company, was one of the original founders of ACS Systems, Inc. in 1985. In May 1998, ACS Systems, Inc. was merged into the Company. Prior to this position, Mr. Sanderson served as President, System Development Division, of ACS Systems, Inc. since 1994. Prior to forming ACS Systems, Inc., Mr. Sanderson was a Senior Systems Programmer for Pacific Bell from June 1980 until November 1990.

M'LISS JONES KANE

              Ms. Kane became Secretary of the Company on June 3, 1998. Ms. Kane joined Fidelity National Financial, Inc. in March, 1995 as a Senior Vice President and Corporate Counsel of the Fidelity National Financial, Inc. and became Corporate Secretary in April, 1995 serving in these capacities until September 15, 1997. From September 15, 1997 to March 17, 1999 she was Senior Vice President, General Counsel and Corporate Secretary of Fidelity National Financial, Inc. Prior to that she was with the ICN Pharmaceuticals, Inc. group of companies from March of 1990 as Vice President, General Counsel and Secretary of ICN Biomedicals, Inc. and subsequently became Vice President, General Counsel and Secretary of SPI Pharmaceuticals, Inc.


                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              Rules adopted by the Securities and Exchange Commission ("SEC") under Section 16(a) of the Exchange Act require the Company's officers and directors, and persons who own more than 10% of the issued and outstanding shares of the Company's common stock, to file reports of their ownership, and changes in ownership, of such securities with the SEC on SEC Forms 3, 4 or 5, as appropriate. Officers, directors and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

              Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year end, and any written representations provided to it, the Company is advised that all filings were timely and correctly made.

ITEM 11.      EXECUTIVE COMPENSATION

     The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1998, 1997 and 1996 for the Company's Chief Executive Officer and the former Chief Executive Officer in 1998.


                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                    ANNUAL COMPENSATION             COMPENSATION
                                          --------------------------------------    ------------
                                                                        OTHER         AWARDS-         ALL OTHER
   NAME AND PRINCIPAL                                                  ANNUAL         OPTIONS       COMPENSATION
        POSITION                  YEAR    SALARY($)    BONUS ($)    COMPENSATION         #               ($)
        --------                  ----    ---------    ---------    ------------    ------------    ------------
John Snedegar                     1998        -             -            -            200,000            -
Chairman of the Board,            1997      N/A           N/A            -                  -            -
President and Chief Executive     1996      N/A           N/A            -                  -            -
Officer

Patrick F. Stone,                 1998        -             -            -            200,000            -
Former Chief Executive            1997      N/A           N/A            -                  -            -
Officer                           1996      N/A           N/A            -                  -            -

OPTION GRANTS

   The following table provides information as to options to purchase common stock granted to the named individuals during 1998 pursuant to the Company's Stock Option Plan. The Company does not currently grant stock appreciation rights to officers or directors.

                                    PERCENT OF TOTAL                                                POTENTIAL REALIZABLE
                     NUMBER OF           OPTIONS                                                          VALUE AT
                    SECURITIES         GRANTED TO        MARKET                                         ASSUMED RATES
                    UNDERLYING          EMPLOYEES       PRICE AT    EXERCISE OR                        OF STOCK PRICE
                      OPTIONS              IN             DATE      BASE PRICE     EXPIRATION         APPRECIATION FOR
    NAME            GRANTED (#)        FISCAL YEAR      OF GRANT     ($/SHARE)         DATE              OPTION TERM
    ----            -----------        -----------      --------     ---------        -----       ------------------------
                                                        1998 STOCK OPTION PLAN                      5%($)          10%($)
John Snedegar         200,000            16.3%           $ 4.75       $ 4.75         08/11/08     $597,449      $1,514,055

Patrick F. Stone      200,000            16.3%             4.81         4.81         10/27/08      604,996       1,533,180

OPTION EXERCISES AND FISCAL YEAR-END VALUES

   The following table summarizes information regarding exercises of stock options by the named individuals during 1998 and unexercised options held by them as of December 31, 1998. The Company did not reprice any existing options during the last completed fiscal year.

                        AGGREGATED STOCK OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF            VALUE OF
                                                                UNEXERCISED         UNEXERCISED
                                                                OPTIONS AT         IN-THE-MONEY
                                                                  FY-END         OPTIONS AT FY-END
                     SHARES ACQUIRED     VALUE REALIZED       (#) EXERCISABLE     ($) EXERCISABLE
    NAME               EXERCISE(#)             ($)             UNEXERCISABLE       UNEXERCISABLE
    ----               -----------       --------------        -------------       -------------

John Snedegar              0                   0                  200,000/0              0

Patrick F. Stone           0                   0                  200,000/0              0

DIRECTOR COMPENSATION

   Directors who are not employees of the Company receive $1,500 per Board of Directors meeting attended plus reimbursement of reasonable expenses. Directors who are employees of the Company do not receive any compensation for acting as directors, except for reimbursement of reasonable expenses, if any, for Board meeting attendance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   During 1998, Messrs. Pickup and Strunk served as members of the Compensation Committee. The Compensation Committee is currently composed of two independent directors. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries, and there are no interlocking directorships.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

   The following report of the Compensation Committee to the Board of Directors shall not be deemed to be incorporated by reference into any previous filing by the Company under either the Securities Act of 1933 ("Securities Act") or the Securities Exchange Act of 1934 ("Exchange Act") that incorporates future Securities Act or Exchange Act filings in whole or in part by reference.

To the Board of Directors:

GENERAL

     The Compensation Committee of the Board of Directors is responsible for establishing and administering the policies that govern executive compensation and benefit practices. The Compensation Committee evaluates the performance of the executive officers and determines their compensation levels, in terms of salary, annual bonus and related benefits, all subject to Board approval. The Compensation Committee has access to independent compensation data for use in assessing levels of compensation for officers of the Company.

COMPENSATION PHILOSOPHY

     The Company's executive compensation programs are designed to (i) provide levels of compensation that integrate pay and incentive plans with the Company's strategic goals, so as to align the interests of executive management with the long-term interests of the stockholders; (ii) motivate Company executives to achieve the strategic business goals of the Company and to recognize their individual contributions;

     Therefore, the Compensation Committee believes that the components of executive compensation should include base salary, annual cash bonus, stock option grants and other benefits and should be linked to individual and Company performance.

 BASE SALARY

     The Company is in a growth mode and executives are being recruited based on their expertise. Salary and bonuses are determined based on experience, job responsibility and industry salary standards.

STOCK OPTION GRANTS

     As indicated above, an important element of the Company's compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company's stockholders. In order to meet this desire, the Board of Directors and stockholders had previously approved the adoption of the Company's 1998 Stock Option Plan, pursuant to which the Company may grant stock options to certain key employees and non-employee directors or officers. The purpose of all the stock option plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company's long-term performance. Consistent with these objectives, the Compensation Committee has approved the granting of options in 1999 for their performance in 1998 to executive officers as follows under the 1998 Plan: Mr. Snedegar, options to purchase 250,000 shares and Mr. Stone, options to purchase 200,000 shares.

     Corporate Deduction for Compensation. Section 162(m) of the Internal Revenue Code generally limits to $1.0 million the corporate deduction for compensation paid to certain executive officers, unless certain requirements are met. At this time, the Company deduction for officer compensation is not limited by the provisions of Section 162(m). The Committee intends to monitor regulations issued pursuant to Section 162(m) and to take such actions with respect to the executive compensation program as are reasonably necessary to preserve the corporate tax deduction for executive compensation paid.

     April 26, 1999                           Compensation Committee



                                              Richard H. Pickup
                                              Carl A. Strunk

                                PERFORMANCE GRAPH


     Pursuant to recent SEC regulations, listed below is the performance of the cumulative total return to shareholders (stock price appreciation) during the previous 5 years in comparison to returns on the NASDAQ Stock Market index and NASDAQ Computer Manufacturers Stock index.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                     AMONG MICRO GENERAL CORPORATION, NASDAQ
                          COMPUTER MANUFACTURERS STOCK

                                   Dec 93   Dec 94   Dec 95   Dec 96   Dec 97   Dec 98
                                   ------   ------   ------   ------   ------   ------
Micro General Corp                 100.00   121.43    85.71   100.00    78.57   242.86
Nasdaq US                          100.00    97.75   138.26   170.01   208.58   293.21
Nasdaq Computer Manufacturing      100.00   109.85   172.95   231.88   280.50   610.15

                    ASSUMES $100 INVESTED ON JANUARY 1, 1994
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 1998

BOARD MEETINGS AND COMMITTEES

     The Board of Directors held a total of two formal meetings during the year ended December 31, 1998. No director attended fewer than 80% of the aggregate of all meetings of the Board of Directors or any committee in 1998.

     The Board presently has an Audit Committee and a Compensation Committee, but does not have a Nominating Committee. The Audit Committee, which consists of Messrs. Foley, Olenik, Pickup and Strunk, met one time during 1998. The Audit Committee meets independently with the internal audit staff, representatives of the Company's independent auditors and representatives of senior management. The Audit Committee reviews the general scope of the Company's annual audit, the fee charged by the independent auditors and other matters relating to internal control systems. In addition, the Audit Committee is responsible for reviewing and monitoring the performance of non-audit services by the Company's auditors. The Committee is also responsible for recommending the engagement or discharge of the Company's independent auditors.

     The Compensation Committee currently consists of Messrs. Pickup and Strunk. The Compensation Committee, either alone or in conjunction with other Board committees, reviews and reports to the Board the salary, fee and benefit programs designed for senior management, officers and directors with a view to ensure that the Company is attracting and retaining highly-qualified individuals through competitive salary, fee and benefit programs and encouraging continued extraordinary effort through incentive rewards. The Compensation Committee did not meet during 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 31, 1999, the following table sets forth the beneficial ownership of the Common Stock of the Company by each director who owns shares, by the director nominees, all executive officers named in the Summary Compensation Table, all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.

                                                   SHARES OF COMMON STOCK
                                                     BENEFICIALLY OWNED
                                                   ----------------------
NAME AND ADDRESS                           NUMBER OF SHARES       PERCENT OF TOTAL
----------------                           ----------------       ----------------
Fidelity National Financial, Inc.
17911 Von Karman Ave., #300
Irvine, CA 92614                            8,701,862 (1)               87%

Richard H. Pickup
c/o Wedbush Morgan Securities, Inc.
500 Newport Center Drive
Suite 550
Newport Beach, CA  92660                    1,557,559 (2)               21%

William P. Foley, II
17911 Von Karman Ave., #300
Irvine, CA 92614                              213,333 (3)              2.7%

Patrick F. Stone
17911 Von Karman Ave., Suite 300
Irvine, CA 92614                              200,000 (4)              2.6%

John Snedegar
2510 Redhill Avenue
Santa Ana, CA 92705                           523,333 (5)              6.5%

Carl A. Strunk
17911 Von Karman Ave., Suite 300
Irvine, CA 92614                               30,000 (6)                *

George E. Olenik
2138 Port Durness
Newport Beach, CA 92660                        20,000 (7)                *

All directors and officers as a group       2,594,225                   32%
(9 persons)

----------

 *    Represents less than 1%.

(1) Represents 5,331,216 shares held of record by Fidelity National Financial, Inc.; warrants to purchase 12,500 shares of Common Stock of Micro General Corporation as of August, 1998 which is convertible into 224,813 shares of Common Stock of Micro General Corporation under certain conditions; and debt of Micro General Corporation as of October 27, 1998 which is convertible into 3,133,333 shares of Common Stock of Micro General Corporation under certain circumstances.

(2) Represents 197,800 shares held of record by Mr. Pickup. Includes the right to acquire 16,667 shares pursuant to presently exercisable options under the 1995 and 1998 Stock Option Plans. Additionally, 114,500 shares held of record by Dito Devcar Corporation, 42,300 shares held by Pickup Pension Plan, and 65,000 shares are held by Dito Devcar LLP, entities which Mr. Pickup is affiliated with. Includes warrants which are convertible into 100,00 shares of the Company's common stock at $1.50 and 125,000 shares of the Company's common stock at $1.50. Also includes a convertible note to purchase 896,292 shares of the Company's common stock as follows: 33,332 shares at $2.00, 296,294 shares at $2.25 and 266,666 at $2.50.

(3) Represents the right to acquire 213,333 shares pursuant to presently exercisable options under the 1991, 1995 and 1998 Stock Option Plans.

(4) Represents the right to acquire 200,000 shares pursuant to presently exercisable options under the 1998 Stock Option Plan.

(5) Represents warrants to purchase 100,000 shares of Common Stock of Micro General Corporation at $1.00 per share, $500,000 of convertible debt (equal to 223,333 shares of common stock), and the right to acquire 200,000 shares pursuant to presently exercisable options under the 1998 Stock Option Plan.

(6) Represents the right to acquire 30,000 shares pursuant to presently exercisable options under the 1991, 1995 and 1998 Stock Option Plans.

(7) Represents the right to acquire 20,000 shares pursuant to presently exercisable options under the 1991, 1995 and 1998 Stock Option Plans.

(8) This number includes 516,667 currently exercisable stock options for all directors and officers of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and FNFI completed the merger of Micro General Corporation with ACS Systems, Inc., a wholly-owned subsidiary of FNFI on May 14, 1998. As a result of he merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General Corporation common stock. The transaction was valued at $1.3 million. Following the merger of Micro General Corporation and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been treated as a reverse merger, i.e., Micro General Corporation has been acquired by Fidelity National Financial, Inc. as a majority-owned subsidiary through a merger with and into ACS Systems, Inc., with Micro General Corporation as the surviving entity. As of December 31, 1998, FNFI owned 70.6% of the outstanding common stock of the Company.

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

INVESTMENTS IN PARTNERSHIPS

     None.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

     None.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           MICRO GENERAL CORPORATION


                                           By:    /s/ John Snedegar
                                                  ------------------------------
                                                  John Snedegar
                                                  Chief Executive Officer

Date:    April 28, 1999

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURES                           TITLE                  DATE
        ----------                           -----                  ----

/s/ Patrick F. Stone                 Chairman of the Board      April 28, 1999
----------------------------
     PATRICK F. STONE


/s/ William P. Foley, II             Director                   April 28, 1999
----------------------------
   WILLIAM P. FOLEY, II


/s/ Carl A. Strunk                   Director                   April 28, 1999
----------------------------
      CARL A. STRUNK


/s/ Richard H. Pickup                Director                   April 28, 1999
----------------------------
     RICHARD H. PICKUP


/s/ George E. Olenik                 Director                   April 28, 1999
----------------------------
     GEORGE E. OLENIK



/s/ John Snedegar                    Director                   April 28, 1999
----------------------------
       JOHN SNEDEGAR



/s/ David N. Kenneally               Chief Accounting Officer   April 28, 1999
----------------------------
    DAVID N. KENNEALLY