Form 10-Q
period 1999-03-31
MICRO GENERAL CORP
filed 1999-05-17
CIK 67383

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

                          Commission File Number 0-8358


                            MICRO GENERAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          95-2621545
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


2510 N. Red Hill Avenue, Suite 230,
      Santa Ana, California                                   92705
----------------------------------------               ----------------------
(Address of principal executive offices)                    (Zip Code)


                                 (949) 622-4444
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]    NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         $.05 par value Common Stock 7,606,666 shares as of May 13, 1999



       Exhibit Index appears on page 11 of 11 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT

                          Quarter Ended March 31, 1999


                                TABLE OF CONTENTS


Part I: FINANCIAL INFORMATION                                        Page Number
                                                                     -----------
        Item 1. Condensed Consolidated Financial Statements

                A.  Condensed Consolidated Balance Sheets as of
                    March 31, 1999 and December 31, 1998                   3

                B.  Condensed Consolidated Statements of Operations
                    for the three-month periods ended March 31, 1999
                    and 1998 (Restated)                                    4

                C.  Condensed Consolidated Statements of Cash Flows
                    for the three-month periods ended March 31, 1999
                    and 1998 (Restated)                                    5

                D.  Notes to Condensed Consolidated Financial Statements   6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8

        Item 3. Quantitative and Qualitative Disclosure About Market Risk  9

Part II: OTHER INFORMATION

        Items 1. - 5. of Part II have been omitted because they are not applicable with respect to the current reporting period

        Item 6. Exhibits and Reports on Form 8-K                          11


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


                                           MICRO GENERAL CORPORATION
                                           -------------------------
                                                 (Registrant)


By: /s/ David N. Kenneally                 Date:  May 13, 1999
    -------------------------------
        David N. Kenneally
        Chief Accounting Officer

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                          March 31,         December 31,
                                                                            1999                1998
                                                                        ------------        ------------
                                                                                  (Unaudited)
                                     ASSETS

Current assets:
    Cash and cash equivalents ...................................       $    830,491        $    914,796
    Trade accounts receivable, less allowance for doubtful
       accounts of $594,539 in 1999 and $485,936 in 1998 ........          4,030,167           1,835,968
    Trade accounts receivable due from affiliates ...............         11,422,372           4,350,790
    Inventories, net ............................................          1,006,962             785,204
    Prepaid expenses and other assets ...........................            591,451             359,884
                                                                        ------------        ------------
        Total current assets ....................................         17,881,443           8,246,642

Notes receivable ................................................                 --              29,850
Property and equipment, net .....................................          3,637,054           3,321,005
Capitalized software development costs, less accumulated
  amortization of $2,985,535 in 1999 and $2,794,275 in 1998 .....          1,886,785           1,505,719
Cost in excess of net assets acquired, less accumulated
  amortization of $1,367,887 in 1999 and $872,996 in 1998 .......          9,627,003           9,976,845
                                                                        ------------        ------------
                                                                        $ 33,032,285        $ 23,080,061
                                                                        ============        ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Accounts payable and accrued expenses .......................       $  9,354,266        $  4,916,314
    Income and other taxes payable ..............................            117,328             138,647
    Deferred tax liabilities ....................................            361,726             361,726
    Deferred revenue ............................................             14,140             189,839
                                                                        ------------        ------------
        Total current liabilities ...............................          9,847,460           5,606,526
Amounts and notes payable to affiliates .........................         23,815,471          16,888,947
                                                                        ------------        ------------
        Total liabilities .......................................         33,662,931          22,495,473
                                                                        ------------        ------------
Commitments and contingencies

Subsequent events

Stockholders' equity (deficiency):
    Preferred stock, $.05 par value. Authorized 1,000,000 shares;
      none issued and outstanding ...............................                 --                  --

    Common stock, $.05 par value. Authorized 20,000,000 shares;
        issued and outstanding 7,596,666 at March 31, 1999 and
        7,546,666 shares at December 31, 1998, respectively .....            379,833             377,333
    Additional paid-in capital ..................................          6,549,107           6,357,608
    Accumulated deficiency ......................................         (7,559,586)         (6,150,353)
                                                                        ------------        ------------
        Total stockholders' equity (deficiency) .................           (630,646)            584,588
                                                                        ------------        ------------
                                                                        $ 33,032,285        $ 23,080,061
                                                                        ============        ============

     See accompanying notes to condensed consolidated financial statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                         Three month periods ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                           1999              1998
                                                                       ------------      ------------
                                                                                (Unaudited)
                                                                                         (Restated)
Hardware and software sales and maintenance revenues ..............    $  4,231,147     $  2,223,387
Telecommunication service revenues ................................      11,203,803          722,248
Service and license revenues ......................................       3,877,525          844,878
                                                                       ------------     ------------

        Total revenues ............................................      19,312,475        3,790,513
                                                                       ------------     ------------

Hardware, software and maintenance cost of sales ..................       5,093,112        2,517,027
Telecommunication service cost of sales ...........................      11,015,219          378,414
Service and license cost of sales .................................       1,993,702          437,604
                                                                       ------------     ------------

        Total cost of sales .......................................      18,102,033        3,333,045
                                                                       ------------     ------------

        Gross profit ..............................................       1,210,442          457,468
                                                                       ------------     ------------

Operating expenses:
    Selling, general and administrative expenses ..................       1,697,196          917,009
    Amortization of cost in excess of net assets acquired and
      capitalized software development costs ......................         686,151          175,871
                                                                       ------------     ------------

        Total operating expenses ..................................       2,383,347        1,092,880
                                                                       ------------     ------------

        Operating loss ............................................      (1,172,905)        (635,412)
Interest income (expense), net ....................................        (235,528)           2,643
                                                                       ------------     ------------

        Loss before income taxes ..................................      (1,408,433)        (632,769)

Income tax expense (benefit) ......................................             800         (249,030)
                                                                       ------------     ------------

        Net loss ..................................................    $ (1,409,233)    $   (383,739)
                                                                       ============     ============

Loss per share - basic and diluted ................................    $       (.19)    $       (.08)
                                                                       ============     ============

Number of shares used in per share computations - basic and diluted       7,563,000        4,597,000
                                                                       ============     ============

     See accompanying notes to condensed consolidated financial statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              Three month periods ended
                                                                                     March 31,
                                                                            ----------------------------
                                                                               1999             1998
                                                                            ------------    ------------
                                                                                    (Unaudited)
                                                                                             (Restated)
Cash flows from operating activities:
    Net loss ...........................................................   $ (1,409,233)    $  (383,739)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
        Depreciation and amortization ..................................        893,121         241,511
    Changes in assets and liabilities:
        Trade accounts receivable ......................................     (2,192,582)         (6,722)
        Inventories ....................................................       (221,758)       (267,013)
        Prepaid expenses and other assets ..............................       (231,567)       (457,279)
        Accounts payable and accrued expenses ..........................      4,437,603          28,578
        Income and other taxes payable .................................        (21,319)             --
        Deferred revenue ...............................................       (175,699)             --
        Amounts due from affiliates ....................................     (7,071,582)      1,145,029
                                                                            -----------     -----------

               Net cash provided by (used in) operating activities .....     (5,993,016)        300,365
                                                                            -----------     -----------

Cash flows from investing activities:
    Purchases of property and equipment ................................       (476,391)       (680,589)
    Decrease in notes receivable .......................................         29,850           3,368
    Acquisition of Interactive Associates, Inc., net ...................          1,054              --
    Capitalization of software development costs .......................       (572,326)             --
                                                                            -----------     -----------

               Net cash used in investing activities ...................     (1,017,813)       (677,221)
                                                                            -----------     -----------

Cash flows from financing activities - amounts and notes payable to
    affiliate...........................................................      6,926,524        (453,928)
                                                                            -----------     -----------

               Net cash provided by (used in) financing activities .....      6,926,524        (453,928)
                                                                            -----------     -----------

               Net increase (decrease) in cash and cash equivalents ....        (84,305)        830,874

Cash and cash equivalents at beginning of period .......................        914,796         830,784
                                                                            -----------     -----------
Cash and cash equivalents at end of period .............................    $   830,491     $        --
                                                                            ===========     ===========
Supplemental cash flow information:
    Income taxes paid ..................................................    $    60,000     $        --
                                                                            ===========     ===========
    Interest paid ......................................................    $    87,083     $        --
                                                                            ===========     ===========
Noncash investing and financing activities:
    Acquisition of Interactive Associates, Inc. for common stock .......    $   194,000     $        --
                                                                            ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements


(1) Basis of Financial Statements

The financial information included in this report includes the accounts of Micro General Corporation and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in the 1998 condensed consolidated financial statements to conform to classifications used in 1999.

(2) Description of Business

Historically, the operations of Micro General Corporation consisted of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales. These operations are currently performed through the Company's postage meter and scale division. Following the acquisition of ACS Systems, Inc. ("ACS"), which is described below, the Company shifted its primary focus to information technology and telecommunication services.

On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of Micro General with ACS, a wholly-owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was appraised at $1.3 million. Following the merger of Micro General and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the legal surviving entity and ACS as the surviving entity for accounting purposes. Therefore, the condensed consolidated financial statements as of and for the quarter ended March 31, 1998 have been restated to reflect the operations of ACS prior to the merger. At March 31, 1999, FNFI owned approximately 70% of the outstanding common stock of the Company.

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

The Company generated 36% and 79% of its revenue during the quarters ended March 31, 1999 and 1998, respectively, from multiple servicing arrangements with FNFI and its subsidiaries.

In addition, as a result of the acquisition of LDExchange.com, Inc. ("LDExchange"), which closed on November 17, 1998, the Company has been able to enter the international telecommunications market, which complements the range of services offered by ACS. LDExchange is an emerging multinational carrier focused primarily on the international long distance market. LDExchange offers reliable, low cost switched voice services on a wholesale basis, primarily to U.S. based long distance carriers. The LDExchange purchase price was $3.1 million, payable $1.1 million in cash and $2.0 million in Company common stock (1,000,000 shares). The acquisition was accounted for as a purchase.

(3) Acquisition of Interactive Associates, Inc.

In March 1999, the Company acquired Interactive Associates, Inc. ("Interactive"), a privately held distributor of computer telephony hardware and services. This acquisition provided for the purchase of 100% of the common stock of Interactive in exchange for 100,000 shares of Micro General common stock, subject to certain conditions, primarily related to financial performance. The Company has issued 50,000 shares of common stock, valued at $194,000, in connection with this transaction through May 13, 1999. Interactive's business activities have been merged with those of ACS. This acquisition has been accounted for using the purchase method. The financial position and results of operations of Interactive are not material to the Company.

(4) Segment Information

The Company's condensed consolidated financial statements as of and for the quarter ended March 31, 1999 include three reportable segments. Prior to May 1998, the Company consisted only of ACS.

                                                            CORPORATE AND
                                                            POSTAGE METER
                                                              AND SCALE
                               ACS           LDEXCHANGE       DIVISION           TOTAL
                           ------------     ------------    ------------     ------------
Total revenue              $  9,020,399     $  9,390,432    $    901,644     $ 19,312,475
                           ============     ============    ============     ============

Operating profit (loss)    $   (168,993)    $    199,430    $ (1,203,342)    $ (1,172,905)
Interest expense, net          (101,550)              --        (133,978)        (235,528)
                           ------------     ------------    ------------     ------------
Loss before income taxes   $   (270,543)    $    199,430    $ (1,337,320)    $ (1,408,433)
                           ============     ============    ============     ============
Assets                     $ 23,295,284     $  3,196,491    $  6,540,510     $ 33,032,285
                           ============     ============    ============     ============

(5) Pro Forma Information

Selected unaudited pro forma combined results of operations for the quarters ended March 31, 1999 and 1998, assuming the Micro General/ACS merger, LDExchange and Interactive acquisitions occurred on January 1, 1999 and 1998, respectively, are presented as follows:

                                                   Quarter ended March 31,
                                                ----------------------------
                                                   1999              1998
                                                -----------       ----------
          Total revenue                         $19,332,943       $7,025,650
          Net loss                               (1,426,613)        (200,265)
          Loss per share - basic and diluted           (.19)            (.03)

(6) Subsequent Event

On May 3, 1999, the Company entered into a Memorandum of Understanding to sell the assets of the postage scale division. The sale will not have a significant impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Operating Results

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The reader should consult the risk factors listed from time to time in the Company's reports on Forms 10-Q, 10-K and filings under the Securities Act of 1933, as amended.

Comparison of Quarters ended March 31, 1999 and 1998

Revenue

Revenues increased $15.5 million, or 409%, to $19.3 million in the quarter ended March 31, 1999 from $3.8 million in the quarter ended March 31, 1998, primarily as a result of the acquisition of LDExchange, continued growth in products and services provided to FNFI, including an increase in telecommunication services provided by ACS, and the acquisition of the postage scale and meter division.

Gross Profit

Gross profit increased $753,000, or 165%, to $1.2 million, representing a gross profit margin of 6%, in 1999 from $457,000, a gross profit margin of 12%, in 1998. The increase in absolute dollars is consistent with the increase in revenues. Gross profit margin as a percentage has decreased in 1999 compared to 1998 primarily as a result of the addition of the new segments. The LDExchange and postage meter and scale division segments represent lower margin businesses than the information technology and telecommunication businesses of ACS.

Expenses

Generally, selling, general and administrative expenses ("S, G & A") trend consistently with revenues. S, G & A expenses increased $780,000, or 85%, to $1.7 million in the first quarter of 1999 from $917,000 in the first quarter of 1998. The increase is primarily a result of the growth of ACS, which occurred in response to the increased demand for its products and services, the acquisition of LDExchange and the acquisition of the postage scale and meter division. The expansion in the amount of products and services provided to FNFI required additional personnel and S, G & A in order to meet the demand and to provide an adequate level of service and support. As ACS began to offer additional information technology services and telecommunication services, additional personnel were required and S, G & A related to the new offerings was incurred. The acquisition of LDExchange and the postage scale and meter division also resulted in the addition of personnel and other S, G & A related to the operation of these new segments. LDExchange's business is not as S, G & A intensive as that of ACS and the postage scale and meter division is not material to the S, G & A in the aggregate.

The amortization of cost in excess of net assets acquired and capitalized software development costs are a function of the characteristics of the intangible assets recorded during a particular period and the estimated useful life of the intangible assets. Fluctuations in the amortization of cost in excess of net assets acquired and capitalized software result from the amount, mix and characteristics of the intangible assets recorded as well as the circumstances surrounding the Company's estimate of the appropriate useful life.

Interest income (expense), net, is related to the use of the Company's available working capital, which is in the form of available cash and lines of credit. The year over year fluctuation in interest income (expense) can be attributed to the increase in average borrowings outstanding during the first quarter of 1999 compared to the first quarter of 1998.

Income tax expense (benefit) is recorded based on the amounts that the Company estimates, based on the Company's taxation structure, will be due to Federal and state taxation authorities. During the first quarter of 1998, ACS was included in the FNFI consolidated tax returns and income tax expense (benefit) was calculated as such. During the first quarter of 1999, ACS was included in the Micro General consolidated group, which pays only minimum taxes based on current operating results due to the fact that Micro General has not historically generated earnings.

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

The Company has suffered losses and negative cash flows from operations for each of the years in the three-year period ended December 31, 1998 and for the three months ended March 31, 1999. In addition, the Company has an accumulated deficiency and a significant amount of outstanding debt as of March 31, 1999. FNFI has represented that it has the ability and intent to provide the Company with the cash necessary to continue as a going concern for a period of at least twelve months following March 31, 1999.

The Company must comply with certain affirmative and negative covenants related to its outstanding debt and notes payable. The Company was in compliance with or has received waivers related to these covenants.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe there have been any material changes in the market risks since December 31, 1998, which would impact the fair value of certain liabilities included in the condensed consolidated balance sheets.

Year 2000 Issues

Information technology is an integral part of the Company's business. The Company also recognizes the critical nature of and the technological challenges associated with the Year 2000 issue. The Year 2000 issue ("Y2K") results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits. If such programs or hardware are not modified or upgraded information systems could fail, lock up, or in general fail to perform according to normal expectations. The Company has implemented a program and committed both personnel and other resources to determine the extent of potential Y2K issues. Included within the scope of this program are systems used in title plants, title policy processing, escrow production, claims processing, real estate related services, financial management, human resources, payroll and infrastructure. In addition to a review of internal systems, the Company has initiated formal communications with third parties with which it does business in order to determine whether or not they are Y2K compliant and the extent to which the Company may be vulnerable to third parties' failure to become Y2K compliant. The Company is in the process of identifying Y2K compliant issues in its systems, equipment and processes. The Company is making changes to such systems, updating or replacing such equipment, and modifying such processes to make them Y2K compliant.

The Company has developed a four phase program to become Y2K compliant. Phase I is, "Plan Preparation and Identification of the Problem." This is an ongoing phase that will continue beyond the year 2000 itself. Phase II is, "Plan Execution and Remediation." Phase III is, "Testing." Phase IV is, "Maintaining Y2K Compliance." The Company anticipates that its systems processes will be substantially Y2K compliant by July 1999. The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. Due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title-related data, ability to become Y2K compliant, estimates may be subject to change.

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

Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit 27 -- Financial Data Schedule

        (b) Reports on Form 8-K:

            Current Report on Form 8-K/A, dated January 29, 1999, related to the acquisition of LDExchange.com, Inc., including Financial Statements and Pro Forma Information.

            Current Report on Form 8-K, dated March 5, 1999, related to resignation of Stanley Bruce Crair, Chief Operating Officer and President.