Form 10-Q
period 1999-06-30
MICRO GENERAL CORP
filed 1999-08-16
CIK 67383

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

     For the Quarter Ended June 30, 1999

                          Commission File Number 0-8358


                            MICRO GENERAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           95-2621545
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


2510 N. Red Hill Avenue, Suite 230, Santa Ana, California        92705
---------------------------------------------------------      ---------
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

        $.05 par value Common Stock 7,756,604 shares as of August 09,1999

       Exhibit Index appears on page 12 of 12 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT
                           Quarter Ended June 30, 1999


                                TABLE OF CONTENTS


                                                                                     Page Number
                                                                                     -----------
Part I:  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  A.       Condensed Consolidated Balance Sheets as of
                           June 30, 1999 and December 31, 1998                               3

                  B.       Condensed Consolidated Statements of Operations
                           for the three-month periods ended June 30, 1999
                           and 1998 (Restated)                                               4

                  C.       Condensed Consolidated Statements of Operations
                           for the six-month periods ended June 30, 1999
                           and 1998 (Restated)                                               5

                  D.       Condensed Consolidated Statements of Cash Flows
                           for the six-month periods ended June 30, 1999
                           and 1998 (Restated)                                               6

                  E.       Notes to Condensed Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        9

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                 10

Part II: OTHER INFORMATION

         Items 1. - 5. Of Part II have been omitted because they are not applicable
                       with respect to the current reporting period.                        --

         Item 6.       Exhibits and Reports on Form 8-K                                     12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MICRO GENERAL CORPORATION
                                  (Registrant)
                             Date:  August 13, 1999

By: /s/ Dale W. Christensen
    --------------------------------------------
    Dale W. Christensen
    Chief Financial Officer
    (Principal Financial and Accounting Officer)

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,          December 31,
                                                                                    1999                1998
                                                                                ------------        ------------
                                                                                           (Unaudited)
                                      ASSETS
Current assets:
     Cash and cash equivalents ..........................................       $  3,893,787        $    914,796
     Trade accounts receivable, less allowance for doubtful
       accounts of $1,612,044 in 1999 and $485,936 in 1998 ..............          6,520,417           1,835,968
     Trade accounts receivable due from affiliates ......................          5,972,350           4,350,790
     Inventories, net ...................................................          1,575,487             785,204
     Prepaid expenses and other assets ..................................            632,503             359,884
                                                                                ------------        ------------
         Total current assets ...........................................         18,594,544           8,246,642

Notes receivable ........................................................                 --              29,850
Property and equipment, net .............................................          5,132,296           3,321,005
Capitalized software development costs, less accumulated
  amortization of $3,197,192 in 1999 and $2,794,275 in 1998 .............          1,102,801           1,505,719
Other assets ............................................................            151,960                   0

Cost in excess of net assets acquired, less accumulated amortization
  of $1,851,821 in 1999 and $872,996 in 1998 ............................         10,116,440           9,976,845
                                                                                ------------        ------------
                                                                                $ 35,098,041        $ 23,080,061
                                                                                ============        ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable and accrued expenses ..............................       $ 12,697,672        $  4,916,314
     Income and other taxes payable .....................................             57,328             138,647
     Current portion of capital lease ...................................             62,472                   0
     Deferred tax liabilities ...........................................            361,726             361,726
     Deferred revenue ...................................................                  0             189,839
                                                                                ------------        ------------
         Total current liabilities ......................................         13,179,198           5,606,526

Capital lease payable, less current portion .............................            198,760                   0
Amounts and notes payable to affiliates .................................         23,620,149          16,888,947
Note payable to officer..................................................            500,000                  --
                                                                                ------------        ------------
         Total liabilities ..............................................         37,498,107          22,495,473
                                                                                ------------        ------------


Stockholders' equity (deficiency):
     Preferred stock, $.05 par value. Authorized 1,000,000 shares;
       none issued and outstanding .....................................                 --                  --
     Common stock, $.05 par value. Authorized 20,000,000 shares; issued and outstanding 7,753,580 at June 30, 1999 and 7,546,666 shares at
       December 31, 1998, respectively ..................................            387,679             377,333
     Additional paid-in capital .........................................          6,958,804           6,357,608
     Accumulated deficiency .............................................         (9,746,549)         (6,150,353)
                                                                                ------------        ------------
         Total stockholders' equity (deficiency) ........................         (2,400,066)            584,588
                                                                                ------------        ------------
                                                                                $ 35,098,041        $ 23,080,061
                                                                                ============        ============

            See Notes to Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Three month periods ended
                                                                                             June 30,
                                                                                 --------------------------------
                                                                                     1999                1998
                                                                                 ------------        ------------
                                                                                            (Unaudited)
                                                                                                      (Restated)
Hardware revenues ........................................................       $  3,320,512        $  4,406,447
Software sales and maintenance revenue....................................          1,059,438           1,220,947
Telecommunication service revenues .......................................         18,167,433             136,758
Service and license revenues .............................................          2,359,104           1,189,456
                                                                                 ------------        ------------

         Total revenues ..................................................         24,906,487           6,953,608
                                                                                 ------------        ------------

Hardware..................................................................          2,988,699           3,965,803
Software sales and maintenance cost of sales..............................          1,313,190             863,550
Telecommunication service cost of sales ..................................         18,014,264             (13,697)
Service and license cost of sales ........................................          1,769,884             618,400
                                                                                 ------------        ------------

         Total cost of sales .............................................         24,086,037           5,434,056
                                                                                 ------------        ------------

         Gross profit ....................................................            820,450           1,519,552
                                                                                 ------------        ------------

Operating expenses:
     Selling, general and administrative expenses ........................          1,864,723             931,663
     Amortization of cost in excess of net assets acquired and capitalized
       software development costs ........................................            695,591             187,348
                                                                                 ------------        ------------

         Total operating expenses ........................................          2,560,314           1,119,011
                                                                                 ------------        ------------

         Operating income (loss) .........................................         (1,739,864)            400,541

Interest expense, net ....................................................           (443,899)            (42,375)
                                                                                 ------------        ------------

         Income (loss) before income taxes ...............................         (2,183,763)            358,166

Income tax expense .......................................................              3,200             212,435
                                                                                 ------------        ------------

         Net income (loss) ...............................................       $ (2,186,963)       $    145,731
                                                                                 ============        ============

Income (loss) per share:
     Basic ...............................................................       $       (.29)       $        .03
                                                                                 ============        ============
     Diluted .............................................................       $       (.29        $        .03
                                                                                 ============        ============

Number of shares used in per share computations:

     Basic ...............................................................          7,647,172           5,603,970
                                                                                 ============        ============
     Diluted .............................................................          7,647,172           5,823,136
                                                                                 ============        ============

            See Notes to Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Six month periods ended
                                                                                        June 30,
                                                                              -----------------------------
                                                                                  1999             1998
                                                                              ------------     ------------
                                                                                      (Unaudited)
                                                                                                (Restated)
Hardware revenues ........................................................    $  5,725,534     $  5,914,614
Software sales and maintenance revenues ..................................       2,885,563        1,936,167
Telecommunication service revenues .......................................      29,371,236          859,006
Service and license revenues .............................................       6,236,629        2,034,334
                                                                              ------------     ------------

         Total revenues ..................................................      44,218,962       10,744,121
                                                                              ------------     ------------

Hardware cost of sales ...................................................       5,652,980        5,823,153
Software sales and maintenance cost of sales..............................       3,742,021        1,523,227
Telecommunication service cost of sales ..................................      29,029,483          364,717
Service and license cost of sales ........................................       3,763,586        1,056,004
                                                                              ------------     ------------

         Total cost of sales .............................................      42,188,070        8,767,101
                                                                              ------------     ------------

         Gross profit ....................................................       2,030,892        1,977,020
                                                                              ------------     ------------

Operating expenses:
     Selling, general and administrative expenses ........................       3,561,919        1,848,672
     Amortization of cost in excess of net assets acquired and capitalized
       software development costs ........................................       1,381,742          363,219
                                                                              ------------     ------------

         Total operating expenses ........................................       4,943,661        2,211,891
                                                                              ------------     ------------

         Operating loss ..................................................      (2,912,769)        (234,871)

Interest expense, net ....................................................        (679,427)         (39,732)
                                                                              ------------     ------------

         Loss before income taxes ........................................      (3,592,196)        (274,603)

Income tax expense (benefit) .............................................           4,000          (36,595)
                                                                              ------------     ------------

         Net loss ........................................................    $ (3,596,196)    $   (238,008)
                                                                              ============     ============

Loss per share - basic and diluted .......................................    $       (.47)    $       (.05)
                                                                              ============     ============

Number of shares used in per share computations - basic and diluted ......       7,621,919        5,103,267
                                                                              ============     ============

            See Notes to Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six month periods ended
                                                                                     June 30,
                                                                            ---------------------------
                                                                                1999           1998
                                                                            ------------    -----------
                                                                                    (Unaudited)
                                                                                            (Restated)
Cash flows from operating activities:
     Net income (loss) .................................................    $(3,596,196)    $  (238,008)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization .................................      1,742,189         417,629
     Changes in assets and liabilities:
         Trade accounts receivable .....................................     (4,684,449)         94,265
         Inventories ...................................................       (790,283)     (1,739,165)
         Prepaid expenses and other assets .............................       (272,619)       (881,474)
         Accounts payable and accrued expenses .........................      7,050,538         805,534
         Income and other taxes payable ................................        (81,319)        187,018
         Deferred revenue ..............................................       (189,839)         (4,100)
         Amounts due from affiliates ...................................     (1,621,560)      1,249,154
         Other assets ..................................................       (151,960)             --
                                                                            -----------     -----------
                  Net cash provided by (used in) operating activities ..     (2,595,498)       (109,147)
                                                                            -----------     -----------

Cash flows from investing activities:
     Purchases of property and equipment ...............................     (1,910,105)     (1,571,312)
     Decrease in notes receivable ......................................         29,850          31,776
     Acquisition of Interactive Associates, Inc., net ..................              0              --
     Capitalization of software development costs ......................              0              --
     Merger of Micro General and ACS ...................................              0         403,175
                                                                            -----------     -----------

                  Net cash used in investing activities ................     (1,880,255)     (1,136,361)
                                                                            -----------     -----------

Cash flows from financing activities:
     Net increase in borrowings from affiliates ........................      7,231,202       1,649,251
     Proceeds from exercise of stock options............................        223,542              --
                                                                            -----------    ------------
                  Net cash provided by (used in) financing activities ..      7,454,744       1,649,251
                                                                            -----------     -----------

                  Net increase (decrease) in cash and cash equivalents .      2,978,991         403,743

Cash and cash equivalents at beginning of period .......................        914,796         830,784
                                                                            -----------     -----------

Cash and cash equivalents at end of period .............................    $ 3,893,787     $ 1,234,527
                                                                            ===========     ===========

Supplemental cash flow information:

     Income taxes paid .................................................    $    60,000     $        --
                                                                            ===========     ===========
     Interest paid .....................................................    $    87,088     $        --
                                                                            ===========     ===========
Noncash investing and financing activities:

     Merger of Micro General and ACS ...................................             --     $ 1,300,000
     Acquisition of Interactive Associates, Inc. for common stock ......    $   388,000     $        --
                                                                            ===========     ===========

            See Notes to Condensed Consolidated Financial Statements

                    MICRO GENERAL CORPORATION & SUBSIDIARIES

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

(2)  Description of Business

Historically, the operations of Micro General Corporation consisted of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales. As of June 30, 1999, the Company has closed down the shipping and scales business and no longer generates revenues from these business lines. Following the acquisitions of ACS Systems, Inc. ("ACS") and LDExchange.com, Inc. ("LDExchange"), which are described below, the Company shifted its primary focus to information technology and telecommunication services.

On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of Micro General with ACS, a wholly-owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was appraised at $1.3 million. Following the merger of Micro General and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the legal surviving entity and ACS as the surviving entity for accounting purposes. Therefore, the condensed consolidated financial statements as of and for the quarter and six months ended June 30, 1998 have been restated to reflect the operations of ACS prior to the merger. At June 30, 1999, FNFI owned approximately 69% of the outstanding common stock of the Company.

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

In addition, as a result of the acquisition of LDExchange, which closed on November 17, 1998, the Company has been able to enter the international telecommunications market, which complements the range of services offered by ACS. LDExchange is an emerging multinational carrier focused primarily on the international long distance market. LDExchange offers reliable, low cost switched voice services on a wholesale basis, primarily to U.S. based long distance carriers. The LDExchange purchase price was $3.1 million, payable $1.1 million in cash and $2.0 million in Company common stock (1,000,000 shares). The acquisition was accounted for as a purchase.

(3)  Acquisition of Interactive Associates, Inc.

In March 1999, the Company acquired Interactive Associates, Inc. ("Interactive"), a privately held distributor of computer telephony hardware and services. This acquisition provided for the purchase of 100% of the common stock of Interactive in exchange for 100,000 shares of Micro General common stock valued at $388,000. Interactive's business activities have been merged with those of ACS. This acquisition has been accounted for using the purchase method. The financial position and results of operations of Interactive are not material to the Company.

(4)  Investment in Joint Venture

The Company entered into a joint venture with Stewart Title to develop a Windows- and Internet-based ordering and delivery system. RealEC will be an open, multi-vendor, network offering products and services supporting the real estate industry. The Company owns 50% of the joint venture.

                           MICRO GENERAL CORPORATION

(5)    Segment Information

The Company's condensed consolidated financial statements as of and for the quarter ended June 30, 1999 include three reportable segments.

                                                               CORPORATE AND
                                                               POSTAGE METER
                                                                 AND SCALE
                                 ACS           LDEXCHANGE        DIVISION             TOTAL
                            ------------      ------------     -------------      ------------
Total revenue .........     $  8,114,810      $ 16,706,510      $     85,167      $ 24,906,487
                            ============      ============      ============      ============

Operating profit (loss)     $   (424,032)     $   (514,271)     $   (801,561)     $ (1,739,864)
Interest expense, net..         (287,927)          (16,772)         (139,200)         (443,899)
                            ------------      ------------      ------------      ------------
Loss before income
  taxes ...............     $   (711,959)     $   (531,043)     $   (940,761)     $ (2,183,763)
                            ============      ============      ============      ============
Assets ................     $ 21,123,132      $  7,592,246      $  6,382,663      $ 35,098,041
                            ============      ============      ============      ============

The Company's condensed consolidated financial statements as of and for the six months ended June 30, 1999 include three reportable segments.

                                                               CORPORATE AND
                                                               POSTAGE METER
                                                                 AND SCALE
                                 ACS           LDEXCHANGE        DIVISION             TOTAL
                            ------------      ------------     -------------      ------------
Total revenue .........     $ 17,135,209      $ 26,096,942      $    986,811      $ 44,218,962
                            ============      ============      ============      ============

Operating profit (loss)     $ (1,632,714)     $   (314,840)     $   (965,215)     $ (2,912,769)
Interest expense, net .         (421,905)          (16,772)         (240,750)         (679,427)
                            ------------      ------------      ------------      ------------

Loss before income
  taxes ...............     $ (2,054,619)     $   (331,612)     $ (1,205,965)     $ (3,592,196)
                            ============      ============      ============      ============
Assets ................     $ 21,123,132      $  7,592,246      $  6,382,663      $ 35,098,041
                            ============      ============      ============      ============

(6) Pro Forma Information

Selected unaudited pro forma combined results of operations for the quarter ended June 30, 1998, and for the six months ended June 30, 1998 assuming the Micro General/ACS merger and the LDExchange acquisition occurred on January 1, 1998, respectively, are presented as follows:

                                           Quarter ended       Six months ended
                                           June 30, 1998         June 30, 1998
                                           -------------       ----------------
       Total revenue                        $11,187,220          $18,084,901
       Net profit (loss)                       (371,971)          (1,137,617)
       Profit (loss) per share
           basic and diluted                       (.07)                (.22)

                           MICRO GENERAL CORPORATION

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

Results of Operations

Revenue

Revenues increased $18.0 million, or 258%, to $24.9 million in the quarter ended June 30, 1999 from $7.0 million in the quarter ended June 30, 1998. For the six months ended June 30, 1999, revenue was $44.2 million, an increase of $33.5 million or 312% over revenue of $10.7 million for the six-month period ended June 30, 1998. The increases in both the three-month and six-month periods are primarily a result of the acquisition of LDExchange in November 1998 and continued growth in products and services provided to both FNFI and others.

Gross Profit

In the three months ended June 30, 1999, gross profit decreased $699,000, or 46%, to $820,000 (3% of revenue) as compared to a $1.5 million gross profit (22% of revenue) in the comparable 1998 period. Gross profit in the six months ended June 30, 1999 was nearly the same as in the comparable 1998 six-month period. However, in 1999 the gross profit was down to 5% of revenue from the 1998 gross profit which was 18% of revenue. Gross profit as a percentage of revenue decreased in the three-month and six-month 1999 periods as compared to the comparable 1998 periods primarily as a result of the LDExchange revenues being added in 1999, which revenues have a lower gross profit than the information technology and telecommunication businesses of ACS. Also, Micro General results are included for the entire 1999 three and six-month periods but are only included in the 1998 results from the transaction date of May 14, 1998 through June 30, 1998, and also reflect the shutdown of the postage and scale division in the 1999 second quarter.

Expenses

Selling, general and administrative expenses ("SG&A") increased to $1.9 million in the second quarter of 1999 from $932,000 in the second quarter of 1998. For the six months ended June 30, 1999, SG&A expenses increased to $3.6 million from $1.8 million in the six months ended June 30, 1998. The increase in 1999 SG&A expenses is primarily attributable to the additional personnel, facilities, and other costs assumed in the LD Exchange and Micro General acquisitions, along with the additional expenses incurred to support the growth of the business.

The amortization of cost in excess of net assets acquired and capitalized software development costs is a function of the characteristics of the intangible assets recorded during a particular period and the estimated useful life of the intangible assets. Fluctuations in the amortization of cost in excess of net assets acquired and capitalized software result from the amount, mix and characteristics of the intangible assets recorded as well as the circumstances surrounding the Company's estimate of the appropriate useful life. During the three months ended June 30, 1999 and 1998, amortization of costs in excess of net assets acquired and capitalized software development cost was $696,000 and $187,000, respectively. During the six months ended June 30, 1999 and 1998, amortization was $1.4 million and $363,000, respectively. The increase in the 1999 periods is primarily related to amortizing the cost in excess of net assets acquired in connection with the May 1998 ACS transaction and the November 1998 LDExchange acquisition.

Interest income (expense), net, is related to the use of the Company's available working capital, which is in the form of available cash and lines of credit. The year over year fluctuation in interest income (expense) can be attributed to the increase in average borrowings outstanding during the three and six month periods ended June 30, 1999 as compared to the similar three and six month periods in 1998. The increase in interest expense in the 1999 periods as compared to the 1998 periods is related to funding the growth in the Company's business, which has included incurring net losses, additions to property and equipment and growth in the Company's receivables.

                           MICRO GENERAL CORPORATION

Income tax expense (benefit) is recorded based on the amounts that the Company estimates, based on the Company's taxation structure, will be due to Federal and state taxation authorities. Micro General pays only minimum taxes based on current operating results due to the fact that Micro General has not historically generated earnings.

Liquidity and Capital Resources

The Company's current cash requirements include debt service, personnel and other operating expenses, capital expenditures and capital for acquisitions and expansion. The Company believes that all anticipated cash requirements will be met from future lines of credit and additional availability from lines of credit from affiliates. Internally generated funds have been negative but fluctuate in a pattern generally consistent with revenues. Since the Company has repositioned itself as a result of the merger with ACS Systems, Inc. and the acquisition of LDExchange, the revenue, and therefore, cash flow base has stabilized, particularly as a result of the amount of revenues generated by affiliates. The Company believes that as a result of its current revenue base and the anticipated availability of funds in the form of additional lines of credit from affiliates and non-affiliates, all cash requirements will be met for at least the next twelve months.

The Company relies on FNFI as the primary source of capital to fund its operations in the form of revenues generated by the Company related to products and services provided to FNFI and as a source of funds via available financing arrangements.

The Company has historically suffered losses and negative cash flows from operations and continued to do so during the six months ended June 30, 1999. In addition, the Company has an accumulated deficiency and a significant amount of outstanding debt as of June 30, 1999. FNFI has represented that it has the ability and intent to provide the Company with the cash necessary to continue as a going concern for a period of at least twelve months following June 30, 2000.

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

The Company has developed a four phase program to become Y2K compliant. Phase I is, "Plan Preparation and Identification of the Problem." This is an ongoing phase that will continue beyond the year 2000 itself. Phase II is, "Plan Execution and Remediation." Phase III is, "Testing." Phase IV is, "Maintaining Y2K Compliance." The Company

                           MICRO GENERAL CORPORATION


anticipates that its systems processes will be substantially Y2K compliant by September 1999. The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. Due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title-related data, ability to become Y2K compliant, estimates may be subject to change.

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

The Company has not yet completed a contingency plan in the event that any systems are not Y2K compliant, but will do so once the Phase III process of its compliance program is begun. We expect this contingency plan to be complete by September 1999.

This entire section, "Year 2000 Issues", is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

Part II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            27 -- Financial Data Schedule

        (b) Reports on Form 8-K:

Current report on Form 8-K, dated April 14, 1999, related to the repositioning of the Company's historical operations from the postage and scale industry into the information and telecommunications industry. Also, as of April 14, 1999, Thomas Pistilli is no longer a director and John Horbal is no longer Vice President. In addition, John Snedegar became President and Chief Executive Officer and Patrick Stone became Chairman of the Board.

Current report on Form 8-K, dated May 13, 1999, related to the resignation on May 11, 1999 of Brooks Corbin as the Chief Financial Officer.

                                 EXHIBIT INDEX


              EXHIBIT
              NUMBER                 DESCRIPTION
              -------                -----------
               27                    Financial Data Schedule