Form 10-Q
period 1999-09-30
MICRO GENERAL CORP
filed 1999-11-15
CIK 67383

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

                    For the Quarter Ended September 30, 1999

                          Commission File Number 0-8358

                            MICRO GENERAL CORPORATION
             ------------------------------------------------------
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

                                 (949) 622-4444
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

       $.05 par value Common Stock 7,753,580 shares as of November 8, 1999

       Exhibit Index appears on page 12 of 12 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT
                        Quarter Ended September 30, 1999

                                TABLE OF CONTENTS

                                                                                                                  PAGE NUMBER
                                                                                                                  -----------
Part I: FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements

                A.     Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998           3

                B.     Condensed Consolidated Statements of Operations for the three-month periods ended
                       September 30, 1999 and 1998 (Restated)                                                         4

                C.     Condensed Consolidated Statements of Operations for the nine-month periods ended
                       September 30, 1999 and 1998 (Restated)                                                         5

                D.     Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
                       September 30, 1999 and 1998 (Restated)                                                         6

                E.     Notes to Condensed Consolidated Financial Statements                                           7

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 9

        Item 3. Quantitative and Qualitative Disclosures About Market Risk                                           10

Part II: OTHER INFORMATION

        Items 1-3 & 5. Of Part II have been omitted because they are not applicable with respect to the current      --
                     reporting period.

        Item 4. Submission of Matters to Vote of Security Holders                                                    11

        Item 6. Exhibits and Reports on Form 8-K                                                                     11


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MICRO GENERAL CORPORATION
                                  (Registrant)




By: /s/ Dale W. Christensen
    ------------------------------------
    Dale W. Christensen
    Chief Financial Officer
    (Principal Financial and Accounting Officer)        Date:  November 15, 1999

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        1999               1998
                                                                                    ------------       ------------
                                                                                             (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents ...............................................      $  1,413,612       $    914,796
     Trade accounts receivable, less allowance for doubtful
       accounts of $1,847,356  in 1999 and $485,936 in 1998 ..................         8,923,326          1,835,968
     Trade accounts receivable due from affiliates ...........................         7,282,222          4,350,790
     Inventories, net ........................................................         1,675,470            785,204
     Prepaid expenses and other assets .......................................         2,194,969            359,884
                                                                                    ------------       ------------
         Total current assets ................................................        21,489,599          8,246,642

Notes receivable .............................................................                --             29,850
Property and equipment, net ..................................................         6,231,559          3,321,005
Capitalized software development costs, less accumulated
  amortization of $3,363,387 in 1999 and $2,794,275 in 1998 ..................           936,606          1,505,719
Cost in excess of net assets acquired, less accumulated amortization
  of $2,745,373 in 1999 and $872,996 in 1998 .................................         9,372,887          9,976,845
Other assets .................................................................           284,833                 --
                                                                                    ------------       ------------
          Total ..............................................................      $ 38,315,484       $ 23,080,061
                                                                                    ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable and accrued expenses ...................................      $ 13,691,739       $  4,916,314
     Income and other taxes payable ..........................................            57,328            138,647
     Current portion of capital lease to affiliate ...........................            61,106                 --
     Deferred tax liabilities ................................................           361,726            361,726
     Deferred revenue ........................................................                --            189,839
                                                                                    ------------       ------------
         Total current liabilities ...........................................        14,171,899          5,606,526

Capital lease payable, less current portion to affiliate .....................           259,777                 --
Amounts and notes payable to affiliates ......................................        26,602,123         16,888,947
Note payable to officer ......................................................           500,000                 --
                                                                                    ------------       ------------
         Total liabilities ...................................................        41,533,799         22,495,473
                                                                                    ------------       ------------

Stockholders' equity (deficiency):
     Preferred stock, $.05 par value. Authorized 1,000,000 shares;
       none issued and outstanding ...........................................                --                 --
     Common stock, $.05 par value. Authorized 20,000,000 shares; issued and outstanding 7,753,580 at September 30, 1999 and 7,546,666 shares at
       December 31, 1998, respectively .......................................           387,679            377,333
     Additional paid-in capital ..............................................         6,958,804          6,357,608
     Accumulated deficiency ..................................................       (10,564,798)        (6,150,353)
                                                                                    ------------       ------------
         Total stockholders' equity (deficiency) .............................        (3,218,315)           584,588
                                                                                    ------------       ------------
                                                                                    $ 38,315,484       $ 23,080,061
                                                                                    ============       ============


            See Notes to Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               THREE MONTH PERIODS ENDED
                                                                                     SEPTEMBER 30,
                                                                              ----------------------------
                                                                                  1999            1998
                                                                              ------------     -----------
                                                                                       (UNAUDITED)
                                                                                                (RESTATED)
Revenues:
  Hardware revenues ......................................................    $  2,790,281     $ 2,958,470
  Software sales and maintenance revenues ................................       1,860,615         969,143
  Telecommunication service revenues .....................................      19,787,895         841,347
  Service and license revenues ...........................................       3,414,203       1,989,946
                                                                              ------------     -----------

         Total revenues ..................................................      27,852,994       6,758,906
                                                                              ------------     -----------

Cost of sales:
  Hardware cost of sales..................................................       2,701,250       2,212,416
  Software sales and maintenance cost of sales ...........................       1,239,019         893,334
  Telecommunication service cost of sales ................................      18,829,695         201,855
  Service and license cost of sales ......................................       2,649,136       1,009,006
                                                                              ------------     -----------

         Total cost of sales .............................................      25,419,100       4,316,611
                                                                              ------------     -----------

         Gross profit ....................................................       2,433,894       2,442,295

Operating expenses:
     Selling, general and administrative expenses ........................       1,875,707       2,976,395
     Amortization of cost in excess of net assets acquired and capitalized
       software development costs ........................................         819,492         263,385
                                                                              ------------     -----------

         Total operating expenses ........................................       2,695,199       3,239,780
                                                                              ------------     -----------

         Operating loss ..................................................        (261,305)       (797,485)

Interest expense, net ....................................................        (556,944)       (264,589)
                                                                              ------------     -----------

          Loss before income taxes .......................................        (818,249)     (1,062,074)

Income tax expense .......................................................              --              --
                                                                              ------------     -----------

         Net loss ........................................................    $   (818,249)    $(1,062,074)
                                                                              ============     ===========

 Loss per share:
     Basic and diluted....................................................    $       (.11)    $      (.16)
                                                                              ============     ===========

Number of shares used in per share computations:
     Basic and diluted....................................................       7,753,580       6,543,666
                                                                              ============     ===========



            See Notes to Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                NINE MONTH PERIODS ENDED
                                                                                      SEPTEMBER 30,
                                                                              ------------     ------------
                                                                                  1999             1998
                                                                              ------------     ------------
                                                                                       (UNAUDITED)
                                                                                                (RESTATED)
Revenues:
  Hardware revenues ......................................................    $  8,515,815     $  8,873,084
  Software sales and maintenance revenues ................................       4,746,178        2,905,310
  Telecommunication service revenues......................................      49,159,131        1,700,353
  Service and license revenues ...........................................       9,650,832        4,024,280
                                                                              ------------     ------------

         Total revenues ..................................................      72,071,956       17,503,027
                                                                              ------------     ------------
Cost of sales:
  Hardware cost of sales .................................................       8,354,230        8,035,569
  Software sales and maintenance cost of sales ...........................       4,981,040        2,416,561
  Telecommunication service cost of sales ................................      47,859,178          566,572
  Service and license cost of sales ......................................       6,412,722        2,065,010
                                                                              ------------     ------------

         Total cost of sales .............................................      67,607,170       13,083,712
                                                                              ------------     ------------

         Gross profit ....................................................       4,464,786        4,419,315
                                                                              ------------     ------------

Operating expenses:
     Selling, general and administrative expenses ........................       5,437,626        4,825,067
     Amortization of cost in excess of net assets acquired and capitalized
       software development costs ........................................       2,201,234          626,604
                                                                              ------------     ------------

         Total operating expenses ........................................       7,638,860        5,451,671
                                                                              ------------     ------------

         Operating loss ..................................................      (3,174,074)      (1,032,356)

Interest expense, net ....................................................      (1,236,371)        (304,321)
                                                                              ------------     ------------

         Loss before income taxes ........................................      (4,410,445)      (1,336,677)

Income tax expense (benefit) .............................................           4,000          (36,595)
                                                                              ------------     ------------

         Net loss ........................................................    $ (4,414,445)    $ (1,300,082)
                                                                              ============     ============

Loss per share:
          Basic and diluted...............................................    $       (.58)    $       (.23)
                                                                              ============     ============

Number of shares used in per share computations:
            Basic and diluted.............................................       7,656,945        5,589,687
                                                                              ============     ============



            See Notes to Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              NINE MONTH PERIODS ENDED
                                                                                   SEPTEMBER  30,
                                                                            ----------------------------
                                                                                1999            1998
                                                                            ------------     -----------
                                                                                     (UNAUDITED)
                                                                                              (RESTATED)
Cash flows from operating activities:
     Net loss ..........................................................    $ (4,414,445)    $(1,300,082)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization .................................       3,137,897         714,025

     Changes in assets and liabilities:
         Trade accounts receivable .....................................      (7,087,358)      3,715,519
         Inventories ...................................................        (890,266)     (1,835,822)
         Prepaid expenses and other assets .............................      (1,835,085)       (291,523)
         Accounts payable and accrued expenses .........................       7,894,606        (196,908)
         Income and other taxes payable ................................         (81,319)         92,302
         Deferred revenue ..............................................        (189,839)         (7,283)
         Amounts due from affiliates ...................................      (2,931,432)     (3,570,594)
         Other assets ..................................................        (284,833)             --
                                                                            ------------     -----------
                  Net cash used in operating activities ................      (6,682,074)     (2,680,366)
                                                                            ------------     -----------

Cash flows from investing activities:
     Purchases of property and equipment ...............................      (3,285,678)     (2,614,353)
     Decrease in notes receivable ......................................          29,850          31,776
     Merger of Micro General and ACS ...................................              --         403,175
                                                                            ------------     -----------
                  Net cash used in investing activities ................      (3,255,828)     (2,179,402)

Cash flows from financing activities:
     Net increase in borrowings from affiliates ........................      10,234,412       4,925,746
     Principal payments on capital lease obligations ...................         (21,236)             --
     Proceeds from exercise of stock options ...........................         223,542              --
                                                                            ------------     -----------
                  Net cash provided by financing activities ............      10,436,718       4,925,746
                                                                            ------------     -----------

                  Net increase in cash and cash equivalents ............         498,816          65,978

Cash and cash equivalents at beginning of period .......................         914,796         830,784
                                                                            ------------     -----------

Cash and cash equivalents at end of period .............................    $  1,413,612     $   896,762
                                                                            ============     ===========

Supplemental cash flow information:
     Income taxes paid .................................................    $     60,000     $        --
                                                                            ============     ===========
     Interest paid .....................................................    $    108,698     $    48,133
                                                                            ============     ===========

Noncash investing and financing activities:
     Merger of Micro General and ACS ...................................    $         --     $ 1,300,000
                                                                            ============     ===========
     Acquisition of Interactive Associates, Inc. for common stock ......    $    388,000     $        --
                                                                            ============     ===========



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

(2) Description of Business

Historically, the operations of Micro General Corporation consisted of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales. As of September 30, 1999, the Company has closed down the shipping and scales business and no longer generates revenues from these business lines. Following the acquisitions of ACS Systems, Inc. ("ACS") and LDExchange.com, Inc. ("LDExchange"), which are described below, the Company shifted its primary focus to information technology and telecommunication services.

On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of Micro General with ACS, a wholly-owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was valued at $1.3 million. Following the merger of Micro General and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the legal surviving entity and ACS as the surviving entity for accounting purposes. Therefore, the condensed consolidated financial statements as of and for the quarter and nine months ended September 30, 1998 have been restated to reflect the operations of ACS prior to the merger. At September 30, 1999, FNFI owned approximately 69% of the outstanding common stock of the Company.

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

The Company has other eCommerce applications under development. RealEC is a 50% owned joint venture with Stewart Title that will be a Windows and Internet based ordering and delivery system with an open, multivendor network offering products and services supporting the real estate industry. Escrow.com is an eCommerce solution under development that will provide fraud protection to both buyers and sellers engaged in Internet based transactions. Escrow.com will initially offer escrow services for Internet enabled auctions and classified transactions, will offer shipping, authentication, appraisal and financing services, and will also engage in master-merchant transaction services for all forms of portal and Internet commerce.

(3) Acquisition of Interactive Associates, Inc.

In March 1999, the Company acquired Interactive Associates, Inc. ("Interactive"), a privately held distributor of computer telephony hardware and services. This acquisition provided for the purchase of 100% of the common stock of Interactive in exchange for 100,000 shares of Micro General common stock valued at $388,000. Interactive's business activities have been merged with those of ACS. This acquisition has been accounted for using the purchase method. The Company recorded goodwill in the amount of approximately $145,000, which is being amortized over 5 years. The financial position and results of operations of Interactive are not material to the Company.

(4) Segment Information

The Company's condensed consolidated financial statements as of and for the quarter ended September 30, 1999 include three reportable segments.

                                   ACS            LDEXCHANGE         CORPORATE           TOTAL
                              ------------       ------------       -----------       ------------
Total revenues...........     $  9,473,345       $ 18,379,649       $        --       $ 27,852,994

Operating profit (loss)..     $    760,755       $   (201,061)      $  (820,999)      $   (261,305)
Interest expense, net ...         (340,402)          (114,917)         (101,625)          (556,944)
                              ------------       ------------       -----------       ------------
Loss before income taxes.     $    420,353       $   (315,978)      $  (922,624)      $   (818,249)
                              ------------       ------------       -----------       ------------

Assets ..................     $ 25,798,592       $  6,999,528       $ 5,517,364       $ 38,315,484
                              ============       ============       ===========       ============

The Company's condensed consolidated financial statements for the nine months ended September 30, 1999 include three reportable segments.

                                                                   CORPORATE AND
                                                                   POSTAGE METER
                                                                    AND SCALE
                                   ACS            LDEXCHANGE         DIVISION            TOTAL
                              ------------       ------------      -------------      ------------
Total revenues............    $ 26,608,554       $ 44,476,591       $   986,811       $ 72,071,956

Operating loss............     $   (871,959)      $   (515,901)      $(1,786,214)      $ (3,174,074)
Interest expense, net ....        (762,307)          (131,689)         (342,375)        (1,236,371)
                              ------------       ------------       -----------       ------------
Loss before income taxes..    $  1,634,266)      $   (647,590)      $(2,128,589)      $ (4,410,445)
                              ============       ============       ===========       ============

(5) Pro Forma Information

Selected unaudited pro forma combined results of operations for the quarter ended September 30, 1998, and for the nine months ended September 30, 1998 assuming the Micro General/ACS merger and the LDExchange acquisition occurred on January 1, 1998, respectively, are presented as follows:

                                            QUARTER ENDED           NINE MONTHS ENDED
                                          SEPTEMBER 30, 1998       SEPTEMBER 30, 1998
                                          ------------------       -------------------
          Total revenues...........          $  6,758,906             $ 45,937,895
          Net loss.................            (1,062,074)              (1,955,866)
          Net loss per share basic
            and diluted....                          (.16)                    (.35)

(6) Options

Under the Company's stock option plan, in the nine-months ended September 30, 1999, the Company granted options to acquire 1,520,333 shares at the then current market price. Of the stock options granted, 1,119,011 shares are vested and the remaining shares will vest over periods up to three years.

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

Results of Operations

Revenue

Revenues increased $21.1 million, or 310%, to $27.9 million in the quarter ended September 30, 1999 from $6.8 million in the quarter ended September 30, 1998. For the nine months ended September 30, 1999, revenue was $72.1 million, an increase of $54.6 million or 312% over revenue of $17.5 million for the nine-month period ended September 30, 1998. The increases in both the three-month and nine-month periods are primarily a result of the acquisition of LDExchange in November 1998 and continued growth in products and services provided to both FNFI and others.

Gross Profit

In the three-month and nine-month periods ended September 30, 1999, gross profit was essentially unchanged as compared to the three and nine-month periods ended September 30, 1998. However, gross profit as a percentage of revenue declined to 9% in the three-months ended September 30, 1999 as compared to 36% in the same 1998 three-month period. Likewise, gross profit as a percentage of revenue declined to 6% in the nine-months ended September 30, 1999 from 25% in the same 1998 nine-month period. This decrease results primarily from the addition of the LDExchange revenues in 1999, which revenues have a lower gross profit than the information technology and telecommunication businesses of ACS. Also, Micro General results are included for the entire 1999 three and nine-month periods but are only included in the 1998 results from the transaction date of May 14, 1998 through September 30, 1998, and also reflect the shutdown of the postage and scale division in the 1999 second quarter.

Expenses

Selling, general and administrative expenses ("SG&A") decreased to $1.9 million in the third quarter of 1999 from $3.0 million in the third quarter of 1998. This decrease is attributed to the closing of the Micro General shipping and scales businesses in the first months of 1999 and the resulting operating cost savings that were realized in the 1999 third quarter. For the nine months ended September 30, 1999, SG&A expenses increased to $5.4 million from $4.8 million in the nine months ended September 30, 1998. The increase in 1999 SG&A expenses is primarily attributable to the additional personnel, facilities, and other costs assumed in the LDExchange and Micro General acquisitions during 1998, along with the additional expenses incurred to support the growth of the business.

The amortization of cost in excess of net assets acquired and capitalized software development costs is a function of the characteristics of the intangible assets recorded during a particular period and the estimated useful life of the intangible assets. Fluctuations in the amortization of cost in excess of net assets acquired and capitalized software result from the amount, mix and characteristics of the intangible assets recorded as well as the circumstances surrounding the Company's estimate of the appropriate useful life. During the three months ended September 30, 1999 and 1998, amortization of costs in excess of net assets acquired and capitalized software development costs was $819,000 and $263,000, respectively. During the nine months ended September 30, 1999 and 1998, amortization of costs was $2.2 million and $627,000, respectively. The increase in the 1999 periods is primarily related to amortizing the cost in excess of net assets acquired in connection with the May 1998 ACS transaction and the November 1998 LDExchange acquisition.

Interest expense, net, is related to the use of the Company's available working capital, which is in the form of available cash and lines of credit. The year over year increase in interest expense can be attributed to the increase in average borrowings outstanding during the three and nine month periods ended September 30, 1999 as compared to the similar three and nine month periods in 1998. Net interest expense in the nine months ended September 30, 1999 was $1.2 million as compared to $304,000 in the nine months ended September 30, 1998. The increase in interest expense in the 1999 periods as compared to the 1998 periods is related to funding the growth in the Company's business, which has included incurring net losses, additions to property and equipment and growth in the Company's receivables. In the most recent nine month period, increases in capital leases payable, note payable to officer and borrowings on the Company's lines of credit totaled $10.5 million.

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

The Company has historically suffered losses and negative cash flows from operations and continued to do so during the nine months ended September 30, 1999. In addition, the Company has an accumulated deficiency and a significant amount of outstanding debt as of September 30, 1999. FNFI has represented that it has the ability and intent to provide the Company with the cash necessary to continue as a going concern for a period of at least twelve months following September 30, 1999.

The Company must comply with certain affirmative and negative covenants related to its outstanding debt and notes payable. The Company was in compliance with or has received waivers related to these covenants.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe there have been any material changes in the market risks since December 31, 1998, which would impact the fair value of certain liabilities included in the condensed consolidated balance sheets. In addition, if market interest rates were to change 10% from levels existing at September 30, 1999, the change in the market value would not be material to the Company's financial condition.

Year 2000 Issues

Information technology is an integral part of the Company's business. The Company also recognizes the critical nature of and the technological challenges associated with the Year 2000 issue. The Year 2000 issue ("Y2K") results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits. If such programs or hardware are not modified or upgraded information systems could fail, lock up, or in general fail to perform according to normal expectations. The Company has implemented a program and committed both personnel and other resources to determine the extent of potential Y2K issues. Included within the scope of this program are systems used in title plants, title policy processing, escrow production, claims processing, real estate related services, financial management, human resources, payroll and infrastructure. In addition to a review of internal systems, the Company has initiated formal communications with third parties with which it does business in order to determine whether or not they are Y2K compliant and the extent to which the Company may be vulnerable to third parties' failure to become Y2K compliant. The Company continues the process of identifying Y2K compliant issues in its systems, equipment and processes. The Company is making changes to such systems, updating or replacing such equipment, and modifying such processes to make them Y2K compliant.

The Company has developed a four phase program to become Y2K compliant. Phase I is, "Plan Preparation and Identification of the Problem." This is a continuing phase. Phase II is, "Plan Execution and Remediation." Phase III is, "Testing." Phase IV is, "Maintaining Y2K Compliance." The Company believes that its systems processes are now substantially Y2K compliant. The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. Due to the complexities of estimating the cost of modifying and maintaining applications to be Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title-related data, ability to become Y2K compliant, estimates may be subject to change.

Management of the Company believes that its electronic data processing and information systems are Y2K compliant; however, there can be no assurance that all of the Company's systems will be Y2K compliant, or the costs to be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business. The Company believes that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems were determined not to be Y2K compliant on or after January 1, 2000.

The Company has substantially completed a contingency plan in the event that any systems are not Y2K compliant.

This entire section, "Year 2000 Issues", is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

Part II: OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

On August 3, 1999, the Company held its Annual Meeting of Stockholders pursuant to a Notice and Proxy Statement dated June 30, 1999. At the meeting, stockholders elected William P. Foley, II (6,349,114 for and 7,808 against), Patrick F. Stone (6,349,114 for and 7,808 against), John Snedegar (6,349,114 for and 7,808 against), Richard Pickup, (6,349,114 for and 7,808 against), Dwayne M. Walker (6,349,114 for and 7,808 against) and Carl A. Strunk (6,349,114 for and 7,808 against). The shareholders approved an amendment to the 1998 Employee Stock Option Plan by a vote of 5,882,288 for, 11,068 against, and 25,624 abstaining.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        27 --  Financial Data Schedule

    (b) Reports on Form 8-K:

        None

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                           DESCRIPTION
     ------                           -----------
       27         Financial Data Schedule