Form 10-Q/A
period 1998-06-30
MICRO GENERAL CORP
filed 2000-03-21
CIK 67383

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                         Commission file number: 0-8358

                            MICRO GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      95-2621545
              --------                                      ----------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification Number)

2510 N. Redhill Avenue, Suite 230, Santa Ana, California      92705
--------------------------------------------------------      -----
       (Address of principal executive offices)             (Zip Code)


                                 (949) 622-4444
               Registrant's telephone number, including area code


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

                                  FORM 10-Q/A

                                QUARTERLY REPORT
                          QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

   PART I. FINANCIAL INFORMATION

   Item 1.        Condensed Consolidated Financial Statements

          A.      Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997...............    3

          B.      Condensed Consolidated Statements of Operations for the three months ended
                     June 30, 1998 and June 30, 1997............................................................    4

          C.      Condensed Consolidated Statements of Operations for the six months ended
                     June 30, 1998 and June 30, 1997............................................................    5

          D.      Condensed Consolidated Statements of Cash Flows for the six months ended
                     June 30, 1998 and June 30, 1997............................................................    6

          E.      Notes to Condensed Consolidated Financial Statements..........................................    7

   Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.........    9

   PART II.       OTHER INFORMATION

   Items 1.-5. of Part II have been omitted because they are not applicable with respect to the current reporting period

   Item 6.        Exhibits and Reports on Form 8-K..............................................................   12

    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MICRO GENERAL CORPORATION
                            -------------------------
                                  (Registrant)


By:   /s/   Dale W. Christensen                             Date: March 13, 2000
      --------------------------------------------
      Dale W. Christensen
      Chief Financial Officer
      (Principal Financial and Accounting Officer)

                            MICRO GENERAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                           JUNE 30,             DECEMBER 31,
                                                                             1998                   1997
                                                                         ------------           ------------
                                                                          (Restated)             (Restated)
                                          ASSETS
Current assets:
       Cash                                                              $  1,234,527           $    830,784
       Accounts and notes receivable, less allowance for
          doubtful receivables and sales returns of $193,950
          at 6/30/98 and $321,844 at 12/31/97                                 883,225                183,340
       Trade accounts receivable due from affiliates                               --              4,234,765
       Inventories                                                          1,867,699                505,949
       Prepaid expenses and other assets                                      711,778                119,432
                                                                         ------------           ------------

                             Total current assets                           4,697,229              5,874,270
                                                                         ------------           ------------
Equipment and improvements, net                                             1,993,345                704,504
Other assets, net                                                              33,750                     --
Notes receivable                                                                   --                 31,776
Capitalized software development costs, less accumulated
   amortization of $2,429,936 at 6/30/98 and $2,065,596
   at 12/31/97                                                              1,870,059              2,170,072
Intangibles, less accumulated amortization of $476,871 at
   6/30/98 and $350,546 at 12/31/97                                         7,067,599              1,083,507
                                                                         ------------           ------------
                                                                         $ 15,661,982           $  9,864,129
                                                                         ============           ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses                             $  2,654,189           $  1,243,975
       Income taxes payable                                                    17,554                     --
       Deferred tax liability                                                 524,098                361,726
       Deferred revenue                                                        15,486                     --
       Current portion of amounts and notes payable to affiliates           1,600,000                695,620
                                                                         ------------           ------------
            Total current liabilities                                       4,811,327              2,301,321

Amounts and notes payable to affiliates                                     7,657,272              5,431,417
                                                                         ------------           ------------
             Total liabilities                                             12,468,599              7,732,738

Shareholders' equity:
       Preferred stock, $.05 par value; 1,000,000 shares
          authorized no shares issued and outstanding
          at 6/30/98 and 12/31/97                                                  --                     --

       Common stock, $.05 par value; 10,000,000 shares
          authorized 6,546,666 shares issued at
          6/30/98 and 12/31/97                                                327,333                327,333
       Additional paid-in capital                                           4,407,608              3,107,608
       Accumulated deficit                                                 (1,541,558)            (1,303,550)
                                                                         ------------           ------------
       Total stockholders' equity                                           3,193,383              2,131,391
                                                                         ------------           ------------
                                                                         $ 15,661,982           $  9,864,129
                                                                         ============           ============

     The December 31, 1997 numbers were restated in the 1998 Form 10-K for the first time.

     See accompanying notes to condensed consolidated financial statements.

                            MICRO GENERAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                  THREE MONTH PERIODS ENDED JUNE 30,
                                                                  ----------------------------------
                                                                     1998                  1997
                                                                  -----------           -----------
                                                                   (Restated)           (Restated)
Revenues:
       Software sales and maintenance                             $ 1,220,947           $   619,891
       Hardware                                                     4,406,447             2,162,009
       Service and license                                          1,189,456               535,180
       Telecommunication services                                     136,758                     -
                                                                  -----------           -----------
                   Total revenues                                   6,953,608             3,317,080
                                                                  -----------           -----------

Cost of sales:
       Software sales and  maintenance                                863,550               483,940
       Hardware                                                     3,965,803             1,687,320
       Service and license                                            618,400               416,654
       Telecommunication services                                     (13,697)                   --
                                                                  -----------           -----------

                   Total cost of sales                              5,434,056             2,587,914
                                                                  -----------           -----------
                   Gross profit                                     1,519,552               729,166
                                                                  -----------           -----------

Operating expenses:
       Selling, general and administrative                            931,663               622,446
       Amortization of goodwill and software development
          costs                                                       187,348               215,310
                                                                  -----------           -----------

                   Total operating expenses                         1,119,011               837,756
                                                                  -----------           -----------

                   Operating income (loss)                            400,541              (108,590)


Interest income (expense), net                                        (42,375)                3,229
                                                                  -----------           -----------

                   Earnings (loss) before income taxes                358,166              (105,361)

Income tax provision (benefit)                                        212,435               (41,408)
                                                                  -----------           -----------
                   Net earnings (loss)                            $   145,731           $   (63,953)
                                                                  ===========           ===========


Income (loss) per share:
       Basic                                                      $       .03           $      (.01)
                                                                  ===========           ===========
       Diluted                                                    $       .03           $      (.01)
                                                                  ===========           ===========

Number of shares used in per share computations:
       Basic                                                        5,603,970             4,597,000
                                                                  ===========           ===========

       Diluted                                                      5,823,136             4,597,000
                                                                  ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

                            MICRO GENERAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    SIX MONTH PERIODS ENDED JUNE 30,
                                                                  -----------------------------------
                                                                      1998                   1997
                                                                  ------------           ------------
                                                                   (Restated)             (Restated)
Revenues:
       Software sales and maintenance                             $  1,936,167           $  1,173,947
       Hardware                                                      5,914,614              3,814,445
       Service and license                                           2,034,334                893,861
       Telecommunication services                                      859,006                     --
                                                                  ------------           ------------
                   Total revenues                                   10,744,121              5,882,253
                                                                  ------------           ------------


Cost of sales:
       Software sales and maintenance                                1,523,227                905,035
       Hardware                                                      5,823,153              2,932,313
       Service and License                                           1,056,004                687,826
       Telecommunication services                                      364,717
                                                                  ------------           ------------

                   Total cost of sales                               8,767,101              4,525,174
                                                                  ------------           ------------

                   Gross profit                                      1,977,020              1,357,079
                                                                  ------------           ------------


Operating expenses:
       Selling, general and administrative                           1,848,672              1,159,652
       Amortization of goodwill and software development
          costs                                                        363,219                363,014
                                                                  ------------           ------------
                   Total operating expenses                          2,211,891              1,522,666
                                                                  ------------           ------------

                   Operating loss                                     (274,871)              (165,587)



Interest income (expense), net                                         (39,732)                 5,404
                                                                  ------------           ------------

                   Loss before income taxes                           (274,603)              (160,183)

Income tax (benefit)                                                   (36,595)               (76,844)
                                                                  ------------           ------------
                   Net  loss                                      $   (238,008)          $    (83,339)
                                                                  ============           ============


Loss per share:
       Basic                                                      $       (.05)          $       (.02)
                                                                  ============           ============
       Diluted                                                    $       (.05)          $       (.02)
                                                                  ============           ============

Number of shares used in per share computations:
       Basic                                                         5,103,267              4,597,000
                                                                  ============           ============
       Diluted                                                       5,103,267              4,597,000
                                                                  ============           ============


     See accompanying notes to condensed consolidated financial statements.

                            MICRO GENERAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                            SIX MONTH PERIODS ENDED JUNE 30,
                                                                            --------------------------------
                                                                                 1998              1997
                                                                              -----------      -----------
                                                                              (Restated)        (Restated)
Cash flows from operating activities:
       Net loss                                                               $  (238,008)     $   (83,339)
       Adjustments to reconcile net loss to net cash provided by
              (used in) operating activities:
                   Depreciation and amortization                                  545,075          363,014

       Change in assets and liabilities:
              Trade accounts receivable                                          (568,027)        (330,385)
              Inventories                                                        (991,750)        (116,704)
              Prepaid expenses and other assets                                  (626,096)          28,167
              Accounts payable and accrued expenses                               805,534         (438,075)
              Deferred revenue                                                     (4,100)              --
              Taxes payable                                                       187,018               --
                                                                              -----------      -----------

              Total adjustments                                                  (652,346)        (493,983)
                                                                              -----------      -----------

                   Net cash provided by (used in) in operating activities        (890,754)        (577,322)
                                                                              -----------      -----------


Cash flows used in investing activities:
       Purchase of equipment and improvements                                  (1,343,251)              --
       (Increase) decrease in notes receivable                                     31,776          (39,673)
       Capitalization of software development costs                               (64,327)        (354,024)
       Merger of Micro General Corporation and ACS                                403,175               --
                                                                              -----------      -----------
                   Net cash used in investing activities                         (972,627)        (393,697)
                                                                              -----------      -----------

Cash flows from financing activities:
       Net increase in borrowings from affiliates                               2,266,724        1,318,860
                                                                              -----------      -----------
                   Net cash provided by financing activities                    2,266,724        1,318,860
                                                                              -----------      -----------
Net increase  in cash                                                             403,743          347,841

Cash - beginning of period                                                        830,784               --
                                                                              -----------      -----------
Cash - end of period                                                          $ 1,234,527      $   347,841
                                                                              ===========      ===========


Supplemental disclosures of cash flow information:
Cash paid during the period for:
              Interest                                                        $    23,750      $        --
                                                                              ===========      ===========
              Income taxes                                                    $        --      $        --
                                                                              ===========      ===========

Non-cash transactions:
Merger of Micro General Corporation and ACS                                   $ 1,300,000
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

    The accompanying financial statements have been restated from those included in the Company's original filing on Form 10-Q for the quarterly period ended June 30, 1998. The restatement was the result of a correction of the accounting method used to account for the merger of the Company and ACS. In the original filing, the Company incorrectly accounted for the merger as an acquisition of ACS, rather than a reverse merger (see note 2). Below are selected summary restated results compared to amounts originally reported.

                        3 months
                     as originally           3 months
                        reported            as restated
                     -------------          -----------
Revenue               $ 4,372,672           $ 6,953,608

Net income (Loss)        (481,838)              145,731

Earnings (loss per
 Share                      (0.11)                 0.03

Total Assets           17,918,590            15,661,982

Shareholders' Equity    5,449,991             3,193,383

                        6 months
                     as originally           6 months
                        reported            as restated
                     -------------          -----------
Revenue               $ 5,406,483           $10,744,121

Net income (Loss)        (390,476)             (238,008)

Earnings (loss) per
  Share                     (0.12)                (0.05)

Total Assets           17,918,590            15,661,982

Shareholders' Equity    5,449,991             3,193,383

    DESCRIPTION OF BUSINESS

    Historically, the operations of the Company consisted of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales. These operations are currently performed through the Company's postage meter and scale division.

NOTE 2. ACQUISITIONS

    On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of Micro General Corporation with ACS Systems, Inc. ("ACS"), a wholly-owned subsidiary of FNFI. As a result of the merger all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General Corporation common stock. The transaction was valued at $1.3 million. Following the merger of Micro General Corporation and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General Corporation has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General Corporation as the legal surviving entity and ACS as the surviving entity for accounting purposes. Therefore, the condensed consolidated financial statements as of and for the quarter and six months ended June 30, 1998 and June 30, 1997 have been restated to reflect the operations of ACS prior to the merger.

    ACS, a wholly-owned subsidiary of the Company, was founded in 1985 as an escrow software development company. ACS was acquired by FNFI in April 1994 and subsequently merged into the Company on May 14, 1998 for 4.6 million shares of the Company's common stock. Approximately 86% of the revenue generated by ACS is derived from multiple servicing arrangements with FNFI and its subsidiaries whereby ACS provides comprehensive electronic data processing systems support, including selling computer hardware and software products and developing integrated title and escrow computer applications for FNFI's direct title operations and agency network.

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

        Pro forma results assuming the acquisition of ACS had occurred on January 1, 1998, and January 1, 1997, are as follows:

                                                             SIX MONTHS ENDED
                                                    ----------------------------------
                                                    JUNE 30, 1998        JUNE 30, 1997
                                                    -------------        -------------
Revenue                                              $ 11,899,915          $ 7,191,775
                                                     ============          ===========
Net loss                                             $   (394,909)         $  (500,027)
                                                     ============          ===========
Net loss per share - basic and diluted (1)           $      (0.06)         $     (0.11)
                                                     ============          ===========
Weighted average shares outstanding -
  basic and diluted (1)                                 6,549,666            4,597,000
                                                     ============          ===========

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

        As described in Note 1, the primary source of revenue for both ACS and the Company is fees resulting from sales and services to FNFI and subsidiaries, an affiliate. Revenues generated from the sales and services to affiliates during the three and six-month periods ended June 30, 1998 were 338,000 and $5,356,000, which represents 77.0% and 77.6% of total revenue, respectively.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Factors That May Affect Operating Results

        The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1923 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The reader should consult the risk factors listed from time to time and other information disclosed in the Company's reports on Forms 10-Q, 10-K and filings under the Securities Act of 1933, as amended.

    Results of Operations

        The following discussion and analysis reflects the results of operations for the Company for the three and six-month periods ended June 30, 1998 and 1997. As discussed in Note 2, the merger of the Company and ACS on May 14, 1998 has been accounted for as a reverse acquisition. Therefore, the 1997 financial statements have been restated to reflect the ACS operations and included in the second quarter and six-month periods ended June 30, 1998 is 47 days of operations of Micro General Corporation. Due to the merger with ACS, results of operations may differ substantially when comparing 1998 periods with 1997 periods.

        The following table presents information regarding the components of revenues and expenses for the Company on a historical basis by division:

                                          THREE MONTHS ENDED
                        ------------------------------------------------------
                                    JUNE 30, 1998                JUNE 30, 1997
                        ------------------------------------------------------
                          POSTAL
                         DIVISION        ACS          TOTAL            ACS
                        ----------   ----------    ----------      ----------
Revenues                $   99,000   $6,855,000    $6,954,000      $3,317,000
Cost of sales              112,000    5,322,000     5,434,000       2,588,000
                        ----------   ----------    ----------      ----------
  Gross profit (loss)      (13,000)   1,533,000     1,520,000         729,000

Operating expenses         166,000      953,000     1,119,000         837,000
Interest expense
  (income), net             43,000       (1,000)       42,000          (3,000)
Income tax provision
  (benefit)                     --      213,000       213,000         (41,000)
                        ----------   ----------    ----------      -----------
    Net loss            $ (222,000)  $  368,000    $  146,000      $  (64,000)
                        ==========   ==========    ==========      ==========

                                            SIX MONTHS ENDED
                        --------------------------------------------------------
                                     JUNE 30, 1998                 JUNE 30, 1997
                        ----------------------------------------   -------------
                           POSTAL
                          DIVISION         ACS           TOTAL          ACS
                        -----------   -----------    -----------    -----------
Revenues                $    99,000   $10,645,000    $10,744,000    $ 5,882,000
Cost of sales               112,000     8,655,000      8,767,000      4,525,000
                        -----------   -----------    -----------    -----------
   Gross profit (loss)      (13,000)    1,990,000      1,977,000      1,357,000

Operating expenses          166,000     2,046,000      2,212,000      1,523,000
Interest expense
  (income), net              43,000        (3,000)        40,000         (6,000)
Income tax benefit
                                 --       (37,000)       (37,000)       (77,000)
                        -----------   ------------   ------------   ------------
    Net loss            $  (222,000)  $   (16,000)   $  (238,000)   $   (83,000)
                        ===========   ===========    ===========    ===========


(1) The Micro General Corporation results are included in the Company's historical financial statements for 47 days during the second quarter of 1998 and excluded entirely from 1997 results.

         Total revenues for the quarter ended June 30, 1998 increased 110% to $6,954,000 from $3,317,000 for the second quarter of 1997. Total revenues for the six months ended June 30, 1998 increased 83% to $10,744,000 from $5,882,000 for the comparable 1997 period. The ACS contribution for the three and six-month periods ended June 30, 1998 was $6,855,000 or 98.6%, and $10,645,000 or 99.1% of total revenues. ACS sales and services to FNFI have grown substantially. In addition, the Company began offering telecommunications services and has grown that business from nothing in 1997 to $137,000 in the three months ended June 30, 1998 (2.0% of total revenues), and to $859,000 in the six months ended June 30, 1998 (8.0% of total revenues). In addition, sales growth was across all product lines. In the three months, ended June 30, 1998, software and maintenance revenue increased 97%, hardware revenue grew 104% and service and license revenue was up 112% as compared to the comparable 1997 period. For the six months ended June 30, 1998, software and maintenance revenue increased 65%, hardware revenue grew 55% and service and license revenue was up 128% when compared to the similar 1997 period. Postal product sales were consistent in the quarter over quarter comparison.

        Cost of sales for the second quarter of 1998 increased 110% to $5,434,000 from $2,588,000 in the 1997 second quarter. For the six months ended June 30, 1998 cost of sales increased to $8,767,000, a 94% increase from $4,525,000 for the comparable 1997 period. Included in cost of sales for the three and six-month periods ended June 30, 1998 is $5,322,000, or 97.9% and $8,655,000 or 98.7% of the total cost of sales, respectively, relating to the operations of ACS. See Note 2. The increases in the 1998 cost of sales as compared to the 1997 cost of sales is directly related to a proportional growth in the Company's revenues.

        Operating expenses for the second quarter of 1998 increased to $1,119,000, an increase of $281,000, or 34%, from $838,000 in the 1997 second quarter. For the six-month period ended June 30, 1998 operating expenses were $2,212,000, an increase of $689,000, or 45% over operating expenses of $1,523,000 for the comparable 1997 period. The increase in 1998 operating expenses as compared to 1997 operating expenses results from the significant revenue growth in 1998 and the resulting increases in corporate infrastructure. In addition, the Company began an expanded sales and marketing effort in an attempt to begin increasing revenues from non-affiliated companies.

        Interest expense, net of interest income, incurred by the Company relates to notes payable, long-term debt and a note to an affiliate. See
    Note 3. Interest expense for the second quarter of 1998 increased to $42,000 from no interest expense in the 1997 second quarter. For the six months ended June 1998, interest expense increased to $40,000 from no interest expense in the same 1997 period. The increase in interest expense for the three and six-month periods ended June 30, 1998, as compared to the same 1997 periods reflects the increase in debt balances during 1998, which result from increases in borrowing under the Company's credit facility (See
    Note 3), and also the inclusion of Micro General Corporation that began to be reported using the reverse acquisition accounting treatment as of May 14, 1998. The interest rates on the various financing agreements are between 9% and 9.5% depending on convertibility features and warrants.

    Liquidity and Capital Resources

        The Company's cash requirements include debt service, operating expenses and potential acquisitions. The Company believes that all anticipated cash requirements will be met from internally generated funds and through existing credit facilities with affiliates. Cash used in operating activities exceeded cash provided by operating activities by $890,000 for the six months ended June 30, 1998, which compares favorably with cash used in operating activities exceeding cash provided by operating activities of $577,000 for the six months ended June 30, 1997. Management believes that short-term modifications of existing affiliate credit facilities will enable the Company to expand its business relationships with unaffiliated third parties and expects the Company to generate cash flows sufficient to support its future operations.

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

        The Company is developing a four phase program to become Y2K compliant. Phase I is, "Plan Preparation and Identification of the Problem." This is an ongoing phase that will continue beyond the year 2000 itself. Phase II is, "Plan Execution and Remediation." Phase III is, "Testing." Phase IV is, "Maintaining Y2K Compliance." The Company anticipates that its systems processes will be substantially Y2K compliant by July 1999. The status of the Y2K compliance program is monitored by senior management of the Company and by the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. Due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', ability to become Y2K compliant, estimates may be subject to change.

        Management of the Company believes that its electronic data processing and information systems will be Y2K compliant; however, there can be no assurance that all of the Company's systems will be Y2K complaint, that the costs to be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business. The Company believes that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems were determined not to be Y2K compliant on or after January 1, 2000.

        The Company has not yet completed a contingency plan in the event that any systems are not Y2K compliant, but will do so once the Phase III process of its compliance program is begun. We expect this contingency plan to be complete by July 1999.

        The entire section, "Year 2000 Issues", is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

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