Form 10-Q/A
period 1998-09-30
MICRO GENERAL CORP
filed 2000-03-21
CIK 67383

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

                         Commission file number: 0-8358

                            MICRO GENERAL CORPORATION
                            -------------------------
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


                                 (949) 622-4444
                                 --------------
               Registrant's telephone number, including area code

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

                                  FORM 10-Q/A

                                QUARTERLY REPORT
                        QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item   1.        Condensed Consolidated Financial Statements.

       A.        Condensed Consolidated Balance Sheets as of September
                 30, 1998 and December 31, 1997.                          3

       B.        Condensed Consolidated Statements of Operations for
                 the three months ended September 30, 1998 and
                 September 30, 1997.                                      4

       C.        Condensed Consolidated Statements of Operations for
                 the nine months ended September 30, 1998 and
                 September 30, 1997.                                      5

       D.        Condensed Consolidated Statements of Cash Flows for
                 the nine months ended September 30, 1998 and
                 September 30, 1997.                                      6

       E.        Notes to Condensed Consolidated Financial Statements.    7

Item   2.        Management's Discussion and Analysis of Financial        9
                 Condition and Results of Operations.


PART II.         OTHER INFORMATION

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

                            MICRO GENERAL CORPORATION
                            -------------------------
                                  (Registrant)


By:  /s/ Dale W. Christensen                          Date: March 13, 2000
   -----------------------------------
     Dale W. Christensen
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

                            MICRO GENERAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                         1998               1997
                                                                     -------------      ------------
                                                                      (Restated)        (Restated)
                                     ASSETS

Current assets:
     Cash                                                            $    896,762       $    830,784
     Accounts and notes receivable, less allowance for
       doubtful receivables and sales returns of $219,554
       at 9/30/98 and $321,844 at 12/31/97                                812,376            183,340
     Trade accounts receivable due from affiliates                             --          4,234,765
     Income taxes receivable                                               77,161                 --
     Inventories                                                        1,964,356            505,949
     Prepaid expenses and other assets                                    424,242            119,432
                                                                     ------------       ------------

                       Total current assets                             4,174,897          5,874,270
                                                                     ------------       ------------

Equipment and improvements, net                                         2,830,470            704,504
Other assets, net                                                                                 --
Notes receivable                                                               --             31,776
Capitalized software development costs, less accumulated
   amortization of $2,612,105 at 9/30/98 and $2,065,596
   at 12/31/97                                                          1,687,889          2,170,072
Intangibles, less accumulated amortization of $657,817
  at 9/30/98 and $350,546 at 12/31/97                                   6,886,653          1,083,507
                                                                     ------------       ------------

                                                                     $ 15,579,909       $  9,864,129
                                                                     ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                           $  1,651,747       $  1,243,975
     Deferred tax liability                                               524,097            361,726
     Deferred revenue                                                      12,303                 --
     Current portion of amounts and notes payable to affiliates         4,251,242            695,620
                                                                     ------------       ------------

          Total current liabilities                                     6,439,389          2,301,321

Amounts and notes payable to affiliates                                 7,009,211          5,431,417
                                                                     ------------       ------------

           Total Liabilities                                           13,448,600          7,732,738

Shareholders' equity:
     Preferred stock, $.05 par value; 1,000,000 shares
       authorized no shares issued and outstanding at
       9/30/98 and 12/31/97                                                    --                 --

     Common stock, $.05 par value; 10,000,000 shares
       authorized 6,546,666 shares issued and outstanding
       as of 9/30/98                                                      327,333            327,333
     Additional paid-in capital                                         4,407,608          3,107,608
     Accumulated deficit                                               (2,603,632)        (1,303,550)
                                                                     ------------       ------------
          Total stockholders' equity                                    2,131,309          2,131,391
                                                                     ------------       ------------
                                                                     $ 15,579,909       $  9,864,129
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

                            MICRO GENERAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTH PERIODS ENDED
                                                                        SEPTEMBER 30
                                                               -----------------------------
                                                                  1998               1997
                                                               -----------       -----------
                                                               (Restated)       (Restated)
Revenues:
  Software sales and maintenance                               $   969,143       $   611,071
  Hardware                                                       2,958,470         2,193,458
  Service and license                                            1,989,946           806,987
  Telecommunication services                                       841,347           466,181
                                                               -----------       -----------

       Total revenues                                            6,758,906         4,077,697
                                                               -----------       -----------

Cost of sales:
  Software sales and maintenance                                   893,334           444,784
  Hardware                                                       2,212,416         1,595,292
  Service and license                                            1,009,006           587,115
  Telecommunication services                                       201,855           338,035
                                                               -----------       -----------

       Total cost of sales                                       4,316,611         2,965,226
                                                               -----------       -----------

       Gross profit                                              2,442,295         1,112,471
                                                               -----------       -----------

Operating expenses:
  Selling, general and administrative                            2,976,395           748,188
  Amortization of goodwill and software development costs          263,385           215,310
                                                               -----------       -----------

       Total operating expenses                                  3,239,780           963,498
                                                               -----------       -----------

       Operating income (loss)                                    (797,485)          148,973

Interest income (expense), net                                    (264,589)            3,498
                                                               -----------       -----------

       Earnings (loss) before income taxes                      (1,062,074)          152,471

Income taxes                                                            --            50,731
                                                               -----------       -----------
       Net earnings (loss)                                     $(1,062,074)      $   101,740
                                                               ===========       ===========


  Basic and diluted earnings (loss) per share                  $      (.16)      $       .02
                                                               ===========       ===========
  Number of shares used in per share
     computations - basic and diluted                            6,543,666         4,597,000
                                                               ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                            MICRO GENERAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  NINE MONTH PERIODS ENDED
                                                                        SEPTEMBER 30,
                                                               -------------------------------
                                                                   1998               1997
                                                               ------------       ------------
                                                                (Restated)         (Restated)
Revenues:
  Software sales and maintenance                               $  2,905,310       $  1,785,018
  Hardware                                                        8,873,084          6,007,903
  Service and license                                             4,024,280          1,700,848
  Telecommunication services                                      1,700,353            466,181
                                                               ------------       ------------

       Total revenues                                            17,503,027          9,959,950
                                                               ------------       ------------

Cost of sales:
  Software sales and maintenance                                  2,416,561          1,340,782
  Hardware                                                        8,035,569          4,516,711
  Service and license                                             2,065,010          1,280,858
  Telecommunication services                                        566,572            352,049
                                                               ------------       ------------

       Total cost of sales                                       13,083,712          7,490,400
                                                               ------------       ------------

       Gross profit                                               4,419,315          2,469,550
                                                               ------------       ------------

Operating expenses:
  Selling, general and administrative                             4,825,067          1,907,840
  Amortization of goodwill and software development costs           626,604            578,323
                                                               ------------       ------------

       Total operating expenses                                   5,451,671          2,486,163
                                                               ------------       ------------

       Operating loss                                            (1,032,356)           (16,613)

Interest income (expense), net                                     (304,321)             8,902
                                                               ------------       ------------

       Loss before income taxes                                  (1,336,677)            (7,711)

Income tax (benefit)                                                (36,595)           (26,113)
                                                               ------------       ------------
       Net earnings (loss)                                     $ (1,300,082)      $     18,402
                                                               ============       ============


Earnings (loss)  per share
  Basic                                                        $       (.23)      $         --
                                                               ============       ============
  Diluted                                                      $       (.23)      $         --
                                                               ============       ============
Number of shares used in per share computations:
  Basic                                                           5,589,687          4,597,000
                                                               ============       ============
  Diluted                                                         5,589,687          4,597,000
                                                               ============       ============

      See accompanying notes to condensed consolidated financial statements

                           MICRO GENERAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               NINE MONTH PERIODS
                                                                                     ENDED
                                                                                  SEPTEMBER 30,
                                                                         -----------------------------
                                                                             1998              1997
                                                                         -----------       -----------
                                                                         (Restated)        (Restated)
Cash flows from operating activities:
   Net income (loss)                                                     $(1,300,082)      $    18,402
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                         1,114,107           578,323

   Change in assets and liabilities:
     Trade accounts receivable                                              (497,178)         (121,840)
     Inventories                                                          (1,088,407)         (250,341)
     Prepaid expenses and other assets                                      (304,810)          (40,059)
     Accounts payable and accrued expenses                                  (196,908)         (415,094)
     Income and other taxes payable                                           92,302                --
     Deferred revenue                                                         (7,283)               --
     Amounts due from affiliates                                                  --          (373,738)
                                                                         -----------       -----------
        Total adjustments                                                   (888,177)         (622,749)
                                                                         -----------       -----------

        Net cash provided by (used in) operating activities                2,188,259          (604,347)
                                                                         -----------       -----------

Cash flows used in investing activities:
     Additions to property and equipment                                  (2,386,292)           (3,179)
     Decrease (increase) in notes receivable                                  31,776           (35,312)
     Capitalization of software development costs                            (64,327)         (542,994)
     Merger of Micro General and ACS                                         403,175                --
                                                                         -----------       -----------
        Net cash used in investing activities                             (2,015,668)         (581,485)
                                                                         -----------       -----------

Cash flows from financing activities:
     Net increase in borrowing from affiliates                             4,269,905         1,741,369
                                                                         -----------       -----------
        Net cash provided by financing activities                          4,269,905         1,741,369
                                                                         -----------       -----------

Net increase in cash                                                          65,978           555,537

Cash - beginning of period                                                   830,784                --
                                                                         -----------       -----------
Cash - end of period                                                     $   896,762       $   555,537
                                                                         ===========       ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                         $    47,500       $        --
                                                                         ===========       ===========
        Income taxes                                                     $        --       $        --
                                                                         ===========       ===========
Non-cash transactions:
  Merger of Mirco General Corporation and ACS                            $ 1,300,000       $        --
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

   The accompanying financial statements have been restated from those included in the Company's original filing on Form 10-Q for the quarterly period ended September 30, 1998. The restatement was the result of a correction of the accounting method used to account for the merger of the Company and ACS. In the original filing, the Company incorrectly accounted for the merger as an acquisition of ACS, rather than a reverse merger (see note 2). Below are selected summary restated results compared to amounts originally reported.

                           3 months
                        as originally      3 months
                           reported       as restated
                        -------------     -----------
Revenue                  $ 6,760,513      $ 6,758,906
Net Loss                    (966,107)      (1,062,074)
Loss per Share                 (0.15)           (0.16)
Total Assets              17,855,423       15,502,748
Shareholders' Equity       4,483,984        2,131,309

                           9 months
                        as originally      9 months
                           reported       as restated
                        -------------     -----------
Revenue                  $12,167,006      $17,503,027
Net Loss                  (1,356,483)      (1,300,082)
Loss per Share                 (0.32)           (0.23)
Total Assets              17,855,423       15,502,748
Shareholders' Equity       4,483,984        2,131,309

   DESCRIPTION OF BUSINESS

   Historically, the operations of the Company consisted of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales. These operations are currently performed through the Company's postage meter and scale division.

NOTE 2. ACQUISITIONS

   On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of Micro General Corporation with ACS Systems, Inc. ("ACS"), a wholly-owned subsidiary of FNFI. As a result of the merger all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General Corporation common stock. The transaction was valued at $1.3 million. Following the merger of Micro General Corporation and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General Corporation has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General Corporation as the legal surviving entity and ACS as the surviving entity for accounting purposes. Therefore, the condensed consolidated financial statements as of and for the quarter and nine-months ended September 30, 1998 have been restated to reflect the operations of ACS prior to the merger.

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

   Pro forma results assuming the merger between ACS and Micro General Corporation had occurred on January 1, 1998, and January 1, 1997, are as follows:

                                                               NINE MONTHS ENDED
                                                       -------------------------------
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                           1998              1997
                                                       -------------     -------------
Revenue                                                $ 18,658,821      $ 11,269,472
                                                       ============      ============
Net loss                                               $ (1,456,983)     $   (398,287)
                                                       ============      ============
Net loss per share - basic and diluted(1)              $       (.22)     $       (.09)
                                                       ============      ============
Weighted average shares outstanding - basic
  and diluted(1)                                          6,549,666         4,597,000
                                                       ============      ============

----------
(1) Earnings per share on a diluted basis is anti-dilutive given that the Company had a net loss for the period presented; therefore basic and diluted shares and earnings per share are equal.

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

   As described in Note 1, the primary source of revenue for both ACS and the Company is fees resulting from sales and services to FNFI and subsidiaries, an affiliate. Revenues generated from the sales and services to affiliates during the three and nine-month periods ended September 30, 1998 were $4,711,000 and $13,050,000, representing 71.6% and 74.6% of total revenue, respectively.

   Included in notes payable and long-term debt at September 30, 1998 is $450,000 and $1,000,000, respectively, due to Cal West Service Corporation, a subsidiary of FNFI. Also included in notes payable and long-term debt at September 30, 1998 is $900,000 and $2,000,000, respectively, due to Dito Caree L.P. Holding, an affiliate. The notes were in default, but waivers were obtained through December 31, 1999 on all notes. Of these notes, $2,350,000 is classified as current liabilities.

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

   Results of Operations

   The following discussion and analysis reflects the results of operations for the Company for the three and nine-month periods ended September 30, 1998 and 1997. As discussed in Note 2, the merger of the Company and ACS has been accounted for as a reverse acquisition. Therefore, the 1997 financial statements have been restated to reflect the operations of ACS prior to the merger. Also, included in the nine-month period ended September 30, 1998 is three months and 47 days of operations of Micro General Corporation. Due to the merger with ACS, results of operations may differ substantially when comparing 1998 periods with 1997 periods.

   The following table presents information regarding the components of revenues and expenses for the Company on a historical basis by division:

                                                       THREE MONTHS ENDED
                               ------------------------------------------------------------------
                                                                                    SEPTEMBER 30,
                                              SEPTEMBER 30, 1998                        1997
                               -----------------------------------------------      -------------
                                 POSTAL
                                DIVISION             ACS              TOTAL              ACS
                               -----------       -----------       -----------      -------------
Revenues                       $   176,000       $ 6,583,000       $ 6,759,000       $ 4,078,000
Cost of sales                      205,000         4,112,000         4,317,000         2,965,000
                               -----------       -----------       -----------       -----------
    Gross profit (loss)        $   (29,000)        2,471,000         2,442,000         1,113,000
Operating expenses                 354,000         2,886,000         3,240,000           963,000
Interest expense (income), net      85,000           179,000           264,000            (3,000)
Income tax expense                      --                --                --            51,000
                               -----------       -----------       -----------       -----------
   Net loss                    $  (468,000)      $  (594,000)      $(1,062,000)      $   102,000
                               ===========       ===========       ===========       ===========


                                                  NINE MONTHS ENDED
                        ----------------------------------------------------------------------
                                                                                 SEPTEMBER 30,
                                        SEPTEMBER 30, 1998                            1997
                        --------------------------------------------------       -------------
                           POSTAL
                          DIVISION              ACS               TOTAL               ACS
                        ------------       ------------       ------------       ------------
Revenues                $    275,000       $ 17,228,000       $ 17,503,000       $  9,960,000
Cost of sales                317,000         12,767,000         13,084,000          7,490,000
                        ------------       ------------       ------------       ------------
    Gross profit             (42,000)         4,461,000          4,419,000          2,470,000
Operating expenses           522,000          4,930,000          5,452,000          2,487,000
Interest expense
  (income), net              127,000            177,000            304,000             (9,000)
Income tax benefit                              (37,000)           (37,000)           (26,000)
                        ------------       ------------       ------------       ------------
    Net loss            $   (691,000)      $   (609,000)      $ (1,300,000)      $     18,000
                        ============       ============       ============       ============

----------


(1) The ACS division is included in the Company's historical financial statements for three months and 47 days during the nine month period ended September 30,1998 and excluded entirely from 1997 results.

   The revenue for the quarter ended September 30, 1998 increased 66% to $6,759,000 from $4,078,000 for the third quarter of 1997. Total revenue for the nine-months ended September 30, 1998 increased 76% to $17,503,000 from $9,960,000 for the comparable 1997 period. The ACS contribution for the three and nine month periods ended September 30, 1998 was $6,583,000 or 97.4% and $17,228,000 or 98.4% of the total revenue, respectively. ACS sales and services to FNFI have grown substantially. In addition, the Company began offering telecommunications services and have grown that business from nothing in 1997 to $841,000 in the three-months ended September 30, 1998 (12.4% of total revenue), and to $1,700,000 in the nine-months ended September 30, 1998 (9.7% of total revenue). In addition sales growth has been across all product lines. In the three-months ended June 30, 1998, software and maintenance revenue increased 59%, hardware revenue grew 35% and service and license revenue was up 147% as compared to the same 1997 period for the nine months ended September 1998, software and maintenance revenue increased 63%, hardware revenue grew 48% and service and license revenue was up 137% when compared to the similar 1997 period. Postal product sales were consistent in the quarter over quarter comparison.

   The revenue for the nine-months ended September 30, 1998 excluding ACS contribution decreased by $131,000, or 9%, which reflects the increase in postal product sales during the second quarter of 1998 offset by a decrease in service and rate change revenues. Product sales increased by $94,000, or 19% while service and rate change revenues decreased by $224,000, or 22%, comparing the nine month periods of 1998 and 1997. The primary reason for the increase in product sales is the dealer-based sales of the Shipper Link product and the Company's Eagle Best Rate Shipper software for Windows and DOS. The decrease in service and rate change revenue relates to the decline in Company's installed product base as more scale-based systems are being replaced by free service provider system and company-based systems.

   Cost of sales for the third quarter of 1998 increased 46% to $4,317,000 from $2,965,000 in the 1997 third quarter. For the nine months ended September 30, 1998, cost of sales increased to $13,084,000, a 76% increase from $7,490,000 for the comparable 1997 period. The increase in the 1998 cost of sales as compared in the 1997 cost of sales is directly related to the growth in the Company's revenues.

   Operating expenses for the third quarter of 1998 increased to $3,240,000, an increase of $2,276,000, or 236%, from $963,000 in the 1997 third quarter. For the nine month period ended September 30, 1998, operating expenses were $5,452,000, an increase of $2,966,000, or 119% over operating expenses of $2,486,000 for the comparable 1997 period. The increase in 1998 operating expenses as compared to 1997 operating expenses results from the significant revenue growth in 1998 and the resulting increase in corporate infrastructure. In addition, the Company began a sales and marketing effort in an attempt to increase revenue from non-affiliated companies.

   Interest expense, net of interest income, incurred by the Company relates to notes payable, long-term debt and a note to an affiliate. See Note 3. Interest expense for the third quarter of 1998 increased to $265,000 from no interest expense in the 1997 third quarter. For the nine-months ended September 30, 1998, interest expense increased to $304,000 from no interest expense in the same 1997 period. The increase in interest expense for the three and nine-month periods ended September 30, 1998 as compared to the same 1997 periods reflects the increase in debt balances during 1998 which results from increases in borrowing under the Company's credit facility (See Note 3), and also the inclusion of Micro General Corporation that began to be reported under the reverse acquisition accounting treatment as of May 14, 1998.

   Liquidity and Capital Resources

   The Company's cash requirements include debt service, operating expenses, capital investments and potential acquisitions. The Company believes that all anticipated cash requirements will be met from internally generated funds, future lines of credit and through additional credit facilities with affiliates. Cash used in operating activities exceeded cash provided by operating activities by $2,188,000 for the nine-months ended September 30, 1998. Management believes that short-term modifications of existing affiliates credit facilities and potential future lines of credit will enable the Company to expand its business relationships with unaffiliated third parties and expects the Company to generate cash flows sufficient to support its future operations.

   New Accounting Pronouncements

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

   The Company is developing a four phase program to become Y2K compliant. Phase I is, "Plan Preparation and Identification of the Problem." This is an ongoing phase that will continue beyond the year 2000 itself. Phase II is, "Plan Execution and Remediation." Phase III is, "Testing." Phase IV is, "Maintaining Y2K Compliance." The Company anticipates that its systems processes will be substantially Y2K compliant by third quarter 1999. The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. Due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title-related data, ability to become Y2K compliant, estimates may be subject to change.

   Management of the Company believes that its electronic data processing and information systems will be Y2K compliant; however, there can be no assurance that all of the Company's systems will be Y2K complaint, that the costs will be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business. The Company believes that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems were determined not to be Y2K compliant on or after January 1, 2000.

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