Form 10-K405
period 1999-12-31
MICRO GENERAL CORP
filed 2000-03-28
CIK 67383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 0-8358

                           MICRO GENERAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-2621545
 (STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

        2510 RED HILL AVENUE, SUITE 200                             92705
             SANTA ANA, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (949) 622-4444

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        COMMON STOCK, $.05 PAR VALUE                     NASDAQ OTC BULLETIN BOARD

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     As of March 20, 2000, 12,922,482 shares of common stock ($.05 par value) were outstanding, and the aggregate market value of the shares of the common stock held by non-affiliates of the registrant was $84,793,000.

     LOCATION OF EXHIBIT INDEX: The index to exhibits is contained in Part IV herein on page number 35.

     The information in Part III hereof is incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1999, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                        PAGE NO.
                                                                        --------
PART I
  Item
     1.   Business....................................................      1
  Item
     2.   Properties..................................................      7
  Item
     3.   Legal Proceedings...........................................      7
  Item
     4.   Submission of Matters to a Vote of Security Holders.........      7

PART II
  Item
     5.   Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................      7
  Item
     6.   Selected Financial Data.....................................      8
  Item
     7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      9
  Item
     7A.  Quantitative and Qualitative Disclosure About Market Risk...     14
  Item
     8.   Financial Statements and Supplementary Data.................     15
  Item
     9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     35

PART III
  Item
     10.  Directors and Executive Officers of the Registrant..........     35
  Item
     11.  Executive Compensation......................................     35
  Item
     12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     35
  Item
     13.  Certain Relationships and Related Transactions..............     35

PART IV
  Item
     14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     35

                                     PART I

ITEM 1.  BUSINESS

     Micro General Corporation ("Micro General" or "the Company") is a diversified provider of electronic commerce ("eCommerce") business solutions focused on the financial and real estate markets and also provides other information technology and telecommunications services. Historically, the Company's operations consisted of the design, manufacture and sale of computerized postal and shipping systems, but the Company, with the acquisition of ACS Systems, Inc. ("ACS") in mid-1998, shifted its focus from that business into information technology and telecommunication services.

     On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of Micro General with ACS, a wholly-owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was appraised at $1.3 million. Following the merger of Micro General and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the legal surviving entity and ACS as the surviving entity for accounting purposes. At December 31, 1999, FNFI owned 69.3% of the outstanding common stock of the Company.

     On November 17, 1998, the Company completed the acquisition of LDExchange.com, Inc. ("LDExchange"), an emerging multinational carrier focused primarily on the international long distance market. LDExchange is a facilities-based, wholesale long distance carrier providing low cost international telecommunications services primarily to U.S. based long distance carriers. The range of services offered by LDExchange complements the domestic long distance services offered by ACS. The LDExchange purchase price was $3.1 million, payable $1.1 million in cash and $2.0 million in Micro General restricted common stock (1,000,000 shares).

SERVICES

     The Company offers its customers a portfolio of related services within the broad categories of eCommerce systems and technology services, business process management, systems and software development and telecommunications. The Company provides its clients with a wide range of value-added products and services within each of the categories, and will continue to respond to market needs and opportunities.

ACS

     ACS was founded in 1985 as a software company specializing in products for the real estate industry, in particular, escrow software. ACS was acquired by FNFI in April 1994, and was subsequently merged with the Company as described above. ACS, through its various divisions, is currently a full-service enterprise solutions provider that offers total voice, data and systems integration solutions for small and medium sized businesses, primarily in the real estate sector. ACS offers a full range of information technology services, including voice and data network design, implementation and management. ACS also provides services in the areas of real estate industry applications, eCommerce, consulting services and telecommunications. ACS offers these products and services to both affiliated and non-affiliated companies. ACS' revenues during 1999 were $34.4 million, which represents 36% of the Company's total revenues. During 1999, 1998, and 1997, 36%, 66% and 89%, respectively, of the total Company's revenue was derived from multiple servicing arrangements between FNFI and its subsidiaries and ACS.

     - Systems and Technology Services
       These services encompass systems development, integration, telephony solutions including computer telephony integration and management. Also included are desktop services, business process management, consulting and enterprise software solutions.

     - Electronic Business Services
       The services offered include interactive marketing and payment services, Internet and online services, eCommerce and electronic data interchange.

REALEC

     On October 8, 1998, the Company, in conjunction with FNFI, announced the creation of RealEC, one of the largest real estate electronic commerce networks in the nation. RealEC commenced operations in mid-1999. RealEC develops, operates and maintains a secure business-to-business electronic commerce exchange used to orchestrate real estate settlement services. This open multi-vendor eCommerce network provides real estate and lender customers the ability to select products and services necessary to close their transactions, while at the same time giving them access to over 6,000 issuing locations for title insurance across the United States.

     RealEC is a fifty percent owned joint venture developed by the Company and Stewart Mortgage Information, a subsidiary of Stewart Information Services Corporation (NYSE:STC). The RealEC network is an Internet based system providing leading edge software that connects all parties involved with real estate transactions. RealEC interfaces with loan origination software systems, windows-based ordering systems, third party networks, real estate office systems and the Internet. RealEC also offers on-line access to documents related to real estate transactions and links with back-end title insurance and escrow production systems.

TELECOMMUNICATIONS

     (The Company offers a full range of telecommunication services, including digital subscriber lines, frame relay, domestic and international long distance.) In 1999, the Company had total telecommunications revenues of $61.7 million.

     - ACS. The ACS telecommunications business consists primarily of retail domestic long distance services. ACS is certified to provide long distance services in most states and currently has customers in 17 states. During the fiscal year ended December 31, 1999, the ACS telecommunications services revenue was approximately 5% of the Company's total telecommunications services revenues.

     - LDExchange. LDExchange is a provider of wholesale international long distance call completion services. These services are provided primarily to U.S.-based telecommunications companies offering their services to customers whose calls originate in the U.S. and terminate in foreign countries. In the fiscal year ended December 31, 1999, LDExchange contributed 95% of the Company's telecommunication services revenue. LDExchange obtains the majority of its call completion services through purchase agreements with other international telecommunications companies; however, the Company does have direct purchase arrangements with partners in five foreign countries and is seeking additional direct purchasing arrangements in other foreign countries. LDExchange leases satellite facilities in order to transport long distance calls from its New York and California telecommunications centers to its partners foreign country locations. LDExchange has one customer that represents a significant portion of its revenues. In 1999, this customer was 42% of LDExchange's total revenues (See Risk Factors -- Customer Concentration).

ESCROW.COM

     On October 1, 1999, Micro General entered into an Intellectual Property Transfer Agreement that provided the financing to launch escrow.com as a new company. Under the agreement, the Company sold the escrow.com name and trademark, the escrow.com internet URL, a license for the Micro General proprietary escrow trust accounting software, the Company's computer services provider business unit and approximately $535,000 of related computer equipment. Under the terms of the Intellectual Property Transfer Agreement, the Company received from escrow.com a $4.5 million note with a term of seven years and an accrued interest rate of three percent. The Company also received a warrant giving the Company the right to purchase 15.0 million shares of escrow.com common stock at a price of $0.40 per share.

     Escrow.com offers online escrow-related services designed to provide buyers and sellers with a safe, secure and easy to use system for managing payment for and delivery of products and services purchased via the Internet. As an internet transaction services provider, escrow.com provides for the secure transmission of funds between a buyer and seller by placing the funds in escrow, confirms and verifies the receipt of merchandise by the buyer, and releases the funds from escrow to the seller. While escrow.com will enable any Internet buy/sell transaction, its primary focus will be in the business-to-business Internet marketplace.

     Because of the start-up nature of escrow.com, the Company has fully reserved the $4.5 million note receivable on its consolidated balance sheet. The gain on the sale of assets will be realized at such time that escrow.com has sufficient funding in place to reasonably ensure the payment of the note. While the Company has no equity interest in escrow.com at December 31, 1999, the 15.0 million warrants give the Company the opportunity to acquire a substantial interest in escrow.com. At December 31, 1999, escrow.com had 3,891,304 shares outstanding. Assuming exercise of the warrants, the Company would have a 79.4% ownership in escrow.com. Escrow.com is incurring substantial losses and will need to raise substantial additional funds in order to continue its operations. The Company's potential ownership in escrow.com may be substantially diluted as escrow.com issues additional shares to raise the necessary capital.

ACQUISITIONS AND STRATEGIC ALLIANCES

     The Company has made certain acquisitions and entered into strategic alliances in an effort to gain a competitive advantage or to obtain a new or expanded presence in targeted markets. The Company believes that the consolidation and convergence of the computing and software, electronic commerce and telecommunication industries will continue. Therefore, the Company expects that its strategy to make acquisitions and/or to enter into strategic alliances will continue in order for the Company to compete effectively.

     On March 22, 1999, the Company acquired Interactive Associates, Inc. ("Interactive"), a privately held distributor of computer telephony hardware and services. This acquisition provided for the purchase of 100% of the common stock of Interactive in exchange for 50,000 shares of Micro General common stock, subject to certain conditions, including an earn out provision for up to an additional 50,000 shares. Interactive's business activities have been merged with those of ACS. This acquisition has been accounted for using the purchase method. The financial position and results of operations of Interactive are not material to the Company.

     For additional information related to the Company's operating segments, see
Note 8 of Notes to Consolidated Financial Statements.

REGULATION

     Various aspects of the Company's business are subject to Federal, state and foreign regulation, noncompliance with which, depending on the nature of the noncompliance, could result in the suspension or revocation of any license or registration at issue, civil fines or criminal penalties. The Company has not experienced material difficulties in complying with the various laws and regulations affecting its business (See Risk Factors -- Regulation.

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

     The Company believes that its ability to compete effectively will depend upon its ability to develop and market products and services on a timely and cost effective basis that enable it to meet the changing needs of its customers. Another key element to the Company's competitiveness is its ability to finance and acquire the resources necessary to offer such products and service (See Risk Factors -- Competition).

SIGNIFICANCE OF FIDELITY NATIONAL FINANCIAL, INC.

     Approximately 29% of the Company's total revenue in 1999 was attributable to FNFI and its affiliates. During 1998 and 1997, 66% and 89%, respectively, of the Company's revenue was derived from multiple servicing arrangements with FNFI and its subsidiaries. The Company, through ACS, provides substantially all of the information technology and telecommunications services for FNFI and its subsidiaries. The loss of FNFI as a customer of the Company would have a material adverse effect on the Company. Information technology and telecommunication services are provided pursuant to various agreements between the Company and FNFI.

     The service agreements between the Company and FNFI specify the terms, conditions and scope of products and services to be provided by the Company to FNFI. The length of the contracts are generally one to three years, and are evaluated, modified and renewed on a regular basis. The Company believes that the negotiated terms of its contracts with Fidelity National Financial, Inc. are similar to third party rates and conditions; however, the relationship between the Company and FNFI should not be considered arm's length. The Company has recently signed a new three-year contract with FNFI to continue the development work for new title and escrow production systems and to continue the expansion of FNFI's technology infrastructure. In addition, after the closing of the acquisition of Chicago Title Corporation ("Chicago Title") by FNFI on March 20, 2000, the Company will hire approximately 150 former Chicago Title employees. These information technology support personnel will expand the Company's commitment to supporting the combined FNFI/Chicago Title technology and telecommunications requirements. This new business from FNFI will substantially expand the Company's revenues derived through the ACS products and services over the next three years.

     The Company has relied on FNFI as the primary source of capital to fund its operations in the form of revenues generated by the Company related to products and services provided to FNFI, as a source of funds via available financing arrangements, and as a guarantor of certain of the Company's lending arrangements. See Note 8 of Notes to Consolidated Financial Statements.

EMPLOYEES

     As of March 20, 2000, the Company had 245 full-time employees of which 221 were employed in offices in California, 12 in Texas, 10 in Florida and 2 in New Jersey. The Company believes that relations with its employees are generally good.

YEAR 2000 ISSUES

     Information technology is an integral part of the Company's business. The Company also recognizes the critical nature of and the technological challenges associated with the Year 2000 issue. The Year 2000 ("Y2K") issue results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits. If such programs or hardware are not modified or upgraded, information systems could fail, lock up, or in general fail to perform according to normal expectations. The Company has implemented a program and committed both personnel and other resources to determine the extent of potential Y2K issues. Included within the scope of this program are systems used in servicing customer obligations, information technology products and services, telecommunications services, financial management, human resources, payroll and infrastructure. In addition to a review of internal systems, the Company has initiated formal communications with third parties with which it does business in order to determine whether or not they are Y2K compliant and the extent to which the Company may be vulnerable to third parties' failure to become Y2K compliant. The Company continues the process of identifying Y2K compliant issues in its systems, equipment and processes. The Company will make any necessary changes to such systems, updating or replacing such equipment, and modifying such processes to make them Y2K compliant.

     The Company developed a four phase program to become Y2K compliant. Phase I is, "Plan Preparation and Identification of the Problem." This is a continuing phase. Phase II is, "Plan Execution and Remediation." Phase III is, "Testing." Phase IV is, "Maintaining Y2K Compliance." The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. These estimates may be subject to change due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties' ability to become Y2K compliant.

     The Company has not experienced any Y2K compliance related issues to date. Management of the Company believes that its electronic data processing and information systems are Y2K compliant; however, there can be no assurance that all of the Company's systems are Y2K compliant, or that the costs to be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business. The Company believes that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems were determined not to be Y2K compliant. The Company has substantially completed a contingency plan in the event that any systems are not Y2K compliant.

     This entire section, "Year 2000 Issues", is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

RISK FACTORS

  Technological Change

     Rapid technological change, characterized by the increased processing power of computers, product obsolescence, evolving industry standards, the proliferation of networks and the rapid growth in the usage of the Internet and intranets are all challenges faced by the Company. The Company must react to these changes by utilizing these new technologies to develop new products and services as its existing products and services become obsolete. There can be no assurance that the Company will be successful in adapting to continued rapid technological change, will be able to develop new products and services, or will develop new products and services that are both price and feature competitive with those products and services that may be developed by its competitors. In addition, there can be no assurance that the Company will continue to be successful in attracting and retaining key personnel with the technological skills and expertise necessary to develop new products and services in the future.

  Customer Concentration

     As discussed in Item 1. Business -- Significance of Fidelity National Financial, Inc., FNFI and its affiliates provided approximately 29% of the Company's revenue in 1999. Various service agreements and arrangements exist between the Company and FNFI and generally have a length of one to three years. While the Company has been successful in lessening its revenue from FNFI as a percentage of the Company's total revenue, FNFI continues to be ACS's major customer and the loss of FNFI as a customer would have a material adverse effect on the Company. In addition, LDExchange has one customer that represents 42% of total 1999 LDExchange revenue. This customer does not have a minimum usage commitment with the Company and can terminate its usage of the Company's services at any time. There is no guarantee that the Company can continue to offer competitive pricing to the customer, or that the customer may not elect to move its business to another telecommunications carrier. The Company's revenues and profits could be materially impacted by the loss of this customer.

  Competition

     The Company experiences intense competition in the information technology and telecommunications industries. Technology, telecommunications and their application within the business enterprise are in a rapid and continuing state of change as new technologies, products and services continue to be developed, introduced and implemented. Competitors include large, well-financed multinational corporations as well as niche-oriented or geographically focused providers. The Company believes that its ability to effectively compete in these industries will depend on its ability to develop and market new products on a timely and cost effective basis that enables it to continue to meet the needs of and retain its existing customers and to develop new customers. There can be no assurance that management will be able to successfully continue to develop such products and services, or will be able to successfully market such products and services as they are developed.

  International Telecommunications

     The international telecommunications market is constantly changing as new long distance resellers emerge and existing providers respond to fluctuating costs and competitive pressures. The Company primarily engages in the resale of international capacity and must quickly respond to changes in costs through pricing adjustments and routing decisions. As a wholesale provider of international terminations, the business operates on narrow margins, and any failure on the Company's part to not respond quickly to changing prices and call routing alternatives could result in substantial losses. There can be no assurance that the Company will be able to continue to monitor and quickly adapt to these conditions. In addition, the Company is highly dependent on its foreign partners in the five countries to which traffic is routed directly. The Company may have limited recourse if its foreign partners do not perform under their contractual arrangements, and the Company may be burdened with satellite lease obligations of up to 12 months if a foreign partner is unable to fulfill its obligations.

  Regulation

     The Company's interstate and international telecommunication services offerings generally are subject to the regulatory jurisdiction of the FCC, state Public Utility Commissions ("PUCs") and foreign national authorities. Certain states have laws and regulations which include prior certification, notification, registration and/or tariff requirements. The Company believes it has made the filings with the FCC and the appropriate state PUCs, and has taken the actions it believes are necessary to engage in the interstate telecommunications services it currently provides. However, should the FCC or any state PUC determine to revoke the Company's authority to provide telecommunications services in that jurisdiction, it may have a material negative impact on the Company's telecommunications revenues.

     As the international telecommunications markets have become deregulated, service providers have developed alternative arrangements to reduce their terminating costs. The Company utilizes resale arrangements which provide multiple options for routing traffic to the destination country. The Company purchased capacity from 69 vendors in 1999. A substantial portion of this capacity is obtained through variable, per-minute short-term purchase arrangements. This leaves the Company exposed to the negative impact of unanticipated price increases and service cancellations. In addition, the Company has partners in five different foreign countries with which it has arrangements to terminate telecommunications traffic directly to the partners switching facilities in that country via satellite transmission facilities which the Company leases. The FCC or foreign regulatory agencies may take the view that certain of the Company's partners terminating arrangements do not comply with current rules and policies. The Company is seeking to substantially grow the amount of revenue derived through direct partnering arrangements. As this revenue source becomes a significant portion of the Company's overall revenue, the loss of such arrangements, whether as a result of regulatory actions, or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

  Need For Additional Capital to Finance Growth and Capital Requirements

     The Company has a history of losses and has relied on FNFI as the primary source of capital to fund its operations. A key element in the Company's growth and competitiveness will be its ability to either finance the development of new products and services, or to have capital sufficient to acquire the necessary products and services. The Company believes that it can meet all anticipated cash requirements from internally generated funds, from existing lines of credit and from potential offerings of its shares; however, there can be no assurance that unanticipated events could not result in substantial additional funds being required to continue the Company's operations. In the event that the Company does require additional capital, there is no assurance that FNFI will make those funds available, that additional borrowing arrangements from non-affiliated parties will be available or that the Company can successfully issue its shares into the capital markets in order to raise additional equity.

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

     The factors that could cause the Company's results to differ materially include, but are not limited to, general economic and business conditions; the impact of competitive products and pricing; rapidly changing technology; success of operating initiatives; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; employee benefit costs and changes in, or the failure to comply with government regulations.

ITEM 2.  PROPERTIES

     The Company's principal offices are located in Santa Ana, California. Two facilities provide an aggregate of approximately 28,400 square feet of office space; 22,000 square feet are leased through August 2007, with the remaining 6,400 square feet leased through October 2007. The Santa Ana property is sub-leased from Fidelity National Financial, Inc. Additional office space consists of approximately 8,600 square feet of office and warehouse space located in Tustin, California leased through June 2007, 2,270 square feet of office space in Ft. Lauderdale, Florida leased through November 2000, 1,500 square feet of office space in Parsippany, New Jersey leased through September 2001, 3,370 square feet of office space in Houston, Texas leased through April 2001, an additional 2,000 square feet of office space in San Diego, California leased through March 2002 and 1,100 square feet of telecommunications switching space located in Los Angeles, California and leased through January 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of 1999.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET AND PRICES

     On January 14, 1997, the Company elected to have its common stock delisted from the NASDAQ SmallCap Market. The stock is now listed on the OTC Bulletin Board. The Company currently has an application pending to obtain a listing on the NASDAQ National Market System. The following table sets forth the range of high and low closing bid quotations per share of the Company's common stock for the fiscal quarters indicated.

                                                                 BID PRICE
                                                              ---------------
                                                               HIGH      LOW
                                                              ------    -----
Year Ended December 31, 1999
  First Quarter.............................................  $ 4.63    $3.31
  Second Quarter............................................    4.63     3.25
  Third Quarter.............................................    4.97     2.88
  Fourth Quarter............................................   18.00     4.25
Year Ended December 31, 1998
  First Quarter.............................................  $ 2.94    $1.63
  Second Quarter............................................    6.06     2.50
  Third Quarter.............................................    5.75     3.50
  Fourth Quarter............................................    5.00     2.50

     On March 20, 2000, the last reported sale price of common stock was $34.00 per share. As of March 20, 2000, the Company had approximately 799 stockholders of record.

DIVIDEND POLICY AND RESTRICTIONS ON DIVIDEND PAYMENTS

     The Company intends to continue its policy of retaining all earnings for reinvestment in the business operations of the Company. Under Delaware law, the Company's Board of Directors may declare and pay dividends on its outstanding shares in cash or property only out of the unreserved and unrestricted earned surplus. Delaware law prohibits the Company from paying cash dividends except to the extent that the Company has net profits in any fiscal year or the preceding fiscal year. There were no accumulated dividends as of December 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     The historical operating results data, per share data and balance sheet data set forth below are derived from the historical financial statements of the Company, certain of which have been restated to reflect the ACS Systems, Inc. acquisition and the related reverse merger accounting treatment (See note 1 of notes to consolidated financial statements). The balance sheet data includes the accounts of ACS and LDExchange as of December 31, 1999 and 1998; and only the accounts of ACS as of December 31, 1997, 1996 and 1995. Operating results and per share data for the year ended December 31, 1999 include the results of operations for ACS and LDExchange for the entire year and the results of operations of the postage meter and scale division for a short period in early 1999 until the operations were ceased. Operating results and per share data for the year ended December 31, 1998 include the results of operations for ACS for the year ended December 31, 1998, the results of operations for the postage scale and meter division for the period May 14, 1998 through December 31, 1998 and the results of operations for LDExchange for the period November 17, 1998 through December 31, 1998. Operating results and per share data for the years ended December 31, 1997, 1996 and 1995, include only the results of operations of ACS for the years then ended. Consolidated balance sheets at December 31, 1999 and 1998 and consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997, together with the related notes and the report of KPMG LLP, independent certified public accountants, are included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                            YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------
                                        1999           1998           1997           1996           1995
                                     -----------    -----------    -----------    -----------    ----------
OPERATING RESULTS DATA:
Hardware and software sales and
  maintenance revenues...........    $15,506,386    $16,248,425    $10,232,371    $ 6,422,557    $4,302,056
Telecommunication service
  revenues.......................     65,293,493      9,834,555        862,814             --            --
Service and license revenues.....     14,286,972      7,933,084      2,728,449        449,043       301,043
                                     -----------    -----------    -----------    -----------    ----------
         Total revenues..........     95,086,851     34,016,064     13,823,634      6,871,600     4,603,099
                                     -----------    -----------    -----------    -----------    ----------
Hardware, software and
  maintenance cost of sales......     14,029,205     15,893,689      8,452,283      5,323,851     3,893,813
Telecommunication service cost of
  sales..........................     58,636,140      8,652,054        587,905             --            --
Service and license cost of
  sales..........................      3,875,445      3,421,741      1,279,557        525,253       272,476
                                     -----------    -----------    -----------    -----------    ----------
         Total cost of sales.....     76,540,790     27,967,484     10,319,745      5,849,104     4,166,289
                                     -----------    -----------    -----------    -----------    ----------
         Gross profit............     18,546,061      6,048,580      3,503,889      1,022,496       436,810
Operating Expenses:
Selling, general and
  administrative.................     20,518,097      9,142,574      2,984,812      1,513,319     1,041,572
Amortization of cost in excess of
  net assets acquired and
  capitalized software
  development costs..............      3,214,940      1,083,621        808,274        638,462            --
                                     -----------    -----------    -----------    -----------    ----------
         Total operating
           expenses..............     23,733,037     10,226,195      3,793,086      2,151,781     1,041,572
                                     -----------    -----------    -----------    -----------    ----------
         Operating loss..........     (5,186,976)    (4,177,615)      (289,197)    (1,129,285)     (604,762)
Joint venture loss...............        (42,189)            --             --             --            --
Interest income (expense), net...     (1,913,274)      (666,788)        15,130          6,675            --
                                     -----------    -----------    -----------    -----------    ----------
         Loss before income
           taxes.................     (7,142,439)    (4,844,403)      (274,067)    (1,122,610)     (604,762)
Income tax expense (benefit).....          4,000          2,400        (64,126)      (417,747)           --
                                     -----------    -----------    -----------    -----------    ----------
         Net loss................    $(7,146,439)   $(4,846,803)   $  (209,941)   $  (704,863)   $ (604,762)
                                     ===========    ===========    ===========    ===========    ==========
PER SHARE DATA:
Loss per share -- basic and
  diluted........................    $      (.92)   $      (.81)   $      (.05)   $      (.15)   $     (.13)
Number of shares used in per
  share computations -- basic and
  diluted........................      7,806,660      5,954,000      4,597,000      4,597,000     4,597,000
BALANCE SHEET DATA:
Cash and cash equivalents........    $ 1,400,874    $   914,796    $   830,784    $        --    $  576,780
Total assets.....................     26,843,114     23,080,061      9,864,129      7,168,200     3,733,366
Amounts and notes payable to
  affiliates.....................      5,265,408     16,729,411      5,431,417      3,741,380            --
Total liabilities................     14,211,379     22,495,473      7,732,738      4,828,868       777,433
Stockholders' equity.............     12,631,735        584,588      2,131,391      2,341,332     2,995,933

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. The discussion and analysis below includes the results of operations of ACS Systems, Inc. for each of the years ended December 31, 1999, 1998 and 1997, as the acquisition of ACS Systems, Inc. has been accounted for as a reverse merger. The 1999 results of operations also include the results of LDExchange for the entire year and the results of operations of the postage meter and scale division for a short period in early 1999. The results of operations for the year ended December 31, 1998, include, in addition to the ACS results of operations for the entire year, the results of operations of the postage meter and scale division for the period from May 14, 1998 through December 31, 1998 and the results of operations of LDExchange for the period November 17, 1998 through December 31, 1998. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

     During the year ended December 31, 1997 the Company's operations consisted of the operations of ACS Systems, Inc., formerly a wholly-owned subsidiary of FNFI. ACS was acquired by FNFI in April 1994, and was subsequently merged with the Company as described in Note 1 of the Notes to Consolidated Financial Statements. During 1999, 1998 and 1997, 29%, 66% and 89%, respectively, of the total Company's revenue was derived from multiple servicing arrangements between FNFI and its subsidiaries and ACS.

     ACS, through its various divisions, is a full-service enterprise solutions provider that offers total voice, data and systems integration solutions for small and medium sized businesses, primarily in the real estate sector. ACS offers a full range of information technology services, including voice and data network design, implementation and management. ACS also provides services in the areas of real estate industry applications, eCommerce, consulting services and telecommunications.

     The reverse merger with Micro General Corporation in May 1998, added a postage meter and scale division, which was deemphasized as a product concurrent with the ACS merger. The acquisition of LDExchange in November 1998 added to the Company's revenues a multinational telecommunications carrier focused primarily on the international long distance market. The Company's primary focus today is information technology, eCommerce and telecommunication services. ACS remained the primary business unit during 1999.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

  Revenue

     Revenues increased $61.1 million, or 180%, to $95.1 million in 1999 from $34.0 million in 1998. ACS contributed $8.6 million of the increase while LDExchange contributed $52.4 million of the increase. The LDExchange revenue growth resulted from its acquisition on November 17, 1998, which produced a full year of LDExchange operations in 1999 as compared to one and one-half months of results in 1998. ACS experienced growth in all forms of revenue during 1999. FNFI is ACS's major source of revenue. See Note 6 to Notes to Consolidated Financial Statements. In 1999, FNFI continued to utilize ACS's technological expertise and expanded its commitment to state of the art technology and processes, and continued to increase the installation and upgrade of its various information technology systems, with ACS as the primary vendor. During 1999, the Company was also able to increase the level of products and services provided to non-affiliates, primarily in telecommunications services.

  Gross Profit

     Gross profit increased $12.5 million, or 207%, to $18.5 million, representing a gross profit margin of 19%, in 1999, from $6.0 million and a gross profit margin of 18% in 1998. The increase in total gross profit and gross profit margin as a percentage of revenue results from the substantial increase in total revenues. There was a substantial increase in gross profits on hardware, software and maintenance sales, as gross profit as a percentage of revenue increased to 10% in 1999 from 2% in 1998. This results from the transition in 1999 from the low margin postage meter and scale business and into the technology hardware and software business. Offsetting this improvement was the additional $52.4 million of LDExchange international telecommunications revenue in 1999, which revenue has substantially lower margins than the ACS products and service revenues.

  Expenses

     Selling, general and administrative expenses ("S,G&A") increased $11.4 million, or 124%, to $20.5 million in 1999 from $9.1 million in 1998. The LDExchange business is not labor intensive, as such, significant growth in the LDExchange telecommunications revenues does not require a corresponding significant increase in personnel. The ACS SG&A expenses generally trend consistently with revenues. This is because increases in product and service revenues cause a corresponding increase in personnel expenses. This is reflected in the fact that SG&A expenses in 1999 were 22% of total revenues while SG&A expenses in 1998 were 27% of total revenues. Total employee count was increased by 20 when comparing December 31, 1999 with December 31, 1998.

     The amortization of cost in excess of net assets acquired and capitalized software development costs is a function of the characteristics of the intangible assets recorded during a particular period and the estimated useful life of the intangible assets. Fluctuations in the amortization of cost in excess of net assets acquired and capitalized software result from the amount, mix and characteristics of the intangible assets recorded as well as the circumstances surrounding the Company's estimate of the appropriate useful life. During 1999 the Company recorded amortization of $3.2 million, a 197% increase as compared to amortization of $1.1 million in 1998. The substantial increase in amortization is due to the goodwill created in the Micro General and ACS merger on May 14, 1998, which resulted in approximately seven and one-half months of amortization in 1998 versus 12 months of amortization in 1999, and also the goodwill from the LDExchange acquisition on November 17, 1998, which resulted in approximately one and one-half months amortization in 1998 versus twelve months amortization in 1999.

     Interest income (expense), net, is related to the use of the Company's available working capital, which is in the form of available cash and lines of credit. The year over year fluctuation in interest income (expense) can be attributed to the increase in average borrowings outstanding during 1999 compared to previous years. In 1999, interest expense was $1,913,000, an increase of $1,246,000 or 187% over the interest expense of $667,000 in 1998. The increase in 1999 is related to debt assumed in the Micro General/ACS merger on May 14, 1998 and also to borrowings under the $15 million convertible note that the Company entered into on October 27, 1998. While notes and leases payable decreased from $16.7 million at December 31, 1998 to $5.3 million at December 31, 1999, there were an additional $18 million in notes that were outstanding for most of 1999 which were converted into shares of the Company's common stock on December 15, 1999 (see Recent Developments).

     Income tax expense (benefit) is recorded based on the amounts that the Company estimates, based on the Company's taxation structure, will be due to federal and state taxation authorities. During 1997, ACS was included in the FNFI consolidated tax returns and income tax expense (benefit) was calculated as such. During 1999 and 1998, ACS was included in the Micro General consolidated group, which pays only minimum taxes based on current operating results due to the fact that Micro General has not historically generated earnings.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

  Revenue

     Revenues increased $20.2 million, or 146%, to $34.0 million in 1998 from $13.8 million in 1997, primarily as a result of continued growth in products and services provided to FNFI, including an increase in telecommunication services provided by ACS, the acquisition of the postage scale and meter division and the acquisition of LDExchange. See note 10. FNFI, as the result of favorable market conditions, continued expansion and a commitment to implement state of the art technology, increased the installation and upgrade of its various information technology systems using ACS as its primary vendor during 1997 that continued through 1998. See note 6 to the consolidated financial statements regarding related party transactions and note 8 regarding segment information. The increased utilization of ACS by FNFI led to an increase in all forms of revenue. During 1997 and 1998, ACS was able to increase the level of products and services provided to non-affiliates, introduced new products and services and provided telecommunication services.

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

     Income tax expense (benefit) is recorded based on the amounts that the Company estimates, based on the Company's taxation structure, will be due to Federal and state taxation authorities. During 1997, ACS was included in the FNFI consolidated tax returns and income tax expense (benefit) was calculated as such. During 1998 ACS was included in the Micro General consolidated group, which pays only minimum taxes based on current operating results due to the fact that Micro General has not historically generated earnings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash requirements include debt service, personnel and other operating expenses, capital expenditures and capital for acquisitions and expansion. Internally generated funds fluctuate in a pattern generally consistent with revenues. Since the Company has repositioned itself as a result of the merger with ACS Systems, Inc. and the acquisition of LDExchange, the revenue, and therefore, cash flow base has stabilized. The Company believes that as a result of its current revenue base and the anticipated availability of funds in the form of existing lines of credit, all cash requirements will be met for at least the next twelve months.

     The Company has suffered losses and negative cash flows from operations for each of the years in the three-year period ended December 31, 1999. The Company has historically relied on FNFI as the primary source of capital to fund its operations in the form of revenues generated by the Company related to products and services provided to FNFI, as a source of funds via available financing arrangements, and as a guarantor of certain of the Company's lending arrangements. In December 1999, three significant transactions occurred that substantially improved both the Company's liquidity and its capital resources. First, on December 15, 1999, $18.0 million of the Company's debt was converted into common stock pursuant to a conversion election contained in the notes and exercised by the note holders. This $18.0 million addition to stockholders' equity has resulted in $12.6 million in stockholders' equity at December 31, 1999 as compared to $0.6 million at December 31, 1998. The retirement of this debt will also substantially reduce the Company's debt service requirements in the coming year. Second, also on December 15, 1999, the Company entered into a new $5.4 million five-year convertible note with FNFI. During 1999, the Company had exceeded the borrowings available under the FNFI note agreement. With the conversion of the $18.0 million of notes on December 15,

1999, the Company's borrowing arrangements no longer existed. The Company negotiated this new note to address the amounts borrowed in excess of the note limit. There are no other borrowings available or contemplated between the Company and FNFI, with the exception of a $2.0 million lease commitment from FNF Capital, Inc., a wholly owned subsidiary of FNFI. Such lease will be used to finance anticipated equipment purchases by the Company in 2000. Another balance sheet improvement is working capital at $2.9 million at December 31, 1999 as compared to $2.5 million at December 31, 1998. Finally, on December 22, 1999, the Company entered into a one-year $5.0 million revolving line of credit with Imperial Bank. As of March 20, 2000, the Company has borrowed $2.2 million under this line of credit.

     The Company must comply with certain affirmative and negative covenants related to its outstanding debt and notes payable. The Company was in compliance with these covenants at December 31, 1999.

     The Company has experienced negative cash flow from operations in each of the last three years. In addition, the Company has spent approximately $6.1 million on property and equipment in the last three years. The Company believes that its cash flow will turn positive in 2000 as the result of several factors. First, the postage meter and scale division, which used cash in 1998 and 1999, has been phased out and the Company is focusing its efforts on the higher margin technology business. Second, the LDExchange losses of $2.6 million in 1999 should be reduced or show a positive cash flow in 2000. LDExchange expended significant funds purchasing and installing equipment, implementing its international direct arrangements and on building the revenue base. The Company believes that with these costs now behind it, and the majority of the capital costs now completed, year 2000 will show significant improvement in the LDExchange operating results. Finally, the Company is hiring approximately 150 employees from Chicago Title as a result of the FNFI acquisition of Chicago Title on March 20, 2000. This new business is expected to generate substantial new revenues and profits for the Company. As a result of the above positive developments, the Company believes that it will have sufficient cash and borrowing resources to meet its operating and growth requirements.

     While the Company believes it has funds on hand and funds available through existing lines of credit sufficient to meet its projected needs for the next twelve months, the Company also believes it may have the option of raising additional funds through an offering of its common stock. If undertaken, the proceeds from an offering would be used to pay down existing debt, finance the development of potential new business opportunities and potential acquisitions, and also for general working capital purposes. There can be no guarantee that the Company will undertake an offering of its capital stock, or that if undertaken it will be successful in raising additional funds.

SEASONALITY AND INFLATION

     The effects of seasonality and inflation on consolidated operating results have, historically, been insignificant.

RECENT DEVELOPMENTS

     On October 1, 1999, Micro General entered into an Intellectual Property Transfer Agreement that provided the financing to launch escrow.com as a new company. Under the agreement, the Company sold the escrow.com name and trademark, the escrow.com internet URL, a license of the Micro General proprietary escrow trust accounting software, the Company's computer services provider business unit and approximately $535,000 of related computer equipment. Under the terms of the Intellectual Property Transfer Agreement, the Company received from escrow.com a $4.5 million note with a term of seven years and an accrued interest rate of three percent. The Company also received a warrant giving the Company the right to purchase 15.0 million shares of escrow.com common stock at a price of $0.40 per share. Because of the start-up nature of escrow.com, the Company has fully reserved the $4.5 million note receivable on its consolidated balance sheet. The gain on the sale of assets will be realized at such time that escrow.com has sufficient funding in place to reasonably ensure the payment of the note.

     On November 17, 1999, the 1999 Stock Incentive Plan ("Plan") was adopted by the Company's Board of Directors. Under the Plan, the Company has reserved 2.0 million shares of the Company's common stock. The Company may issue incentive stock options to its employees for up to 2.0 million shares of its common stock, with the exercise price of the options being not less than 100% of the trading price of the Company's common stock at the close of business on the date that the options are granted.

     On December 15, 1999 the holders of $18.0 million of the Company's convertible debt, which was the entire amount of the Company's convertible debt outstanding on that date, exercised their conversion rights and exchanged the debt for newly issued shares of the Company's common stock. There were 4,677,771 shares of common stock issued at an average conversion price of approximately $3.85 per share.

     Also on December 15, 1999, the Company entered into with FNFI a new $5,265,000 five-year convertible note having an accrued interest rate of ten percent. During 1999, the Company had exceeded the borrowings available under the note agreements. With conversion of these notes on December 15, 1999, the Company's borrowing arrangements no longer existed. The Company negotiated this new note to address the amounts borrowed in excess of the note limits. The new note is convertible into common shares of the Company at a rate of $10.00 per share at any time during the five-year term. FNFI also received warrants to purchase 250,000 shares of the Company's common stock at a price of $10.00 per share. The Company recognized a $280,000 expense in regard to the warrants.

     On December 22, 1999, the Company entered into a one-year $5.0 million revolving line of credit with Imperial Bank, guaranteed by FNFI. The interest rate under the credit line will be, at the Company's election, either the Imperial Bank Prime Rate or 1.4 percentage points over LIBOR. As of March 20, 2000, the Company has borrowed $2.2 million under this line of credit.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's consolidated balance sheets include liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with the Company's financial activities as of year end 1999.

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

     The fair value of the Company's notes payable approximate their carrying value at December 31, 1999 as the interest rates paid approximate the market value of borrowings of a similar nature.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would be an increase (decrease) of the fair value approximately $100,000, if interest rates increased (decreased) 100 basis points.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE NO.
                                                              --------
Independent Auditors' Report................................     16
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     17
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................     18
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............     19
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................     20
Notes to Consolidated Financial Statements..................     21
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................     38

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro General Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Los Angeles, California
March 28, 2000

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,400,874    $   914,796
  Trade accounts receivable, less allowance for doubtful
     accounts of $2,265,601 in 1999 and $485,936 in 1998....     3,391,824      1,835,968
  Trade accounts receivable due from affiliates.............     3,020,908      4,350,790
  Inventories...............................................       438,728        785,204
  Prepaid expenses and other assets.........................     1,594,600        359,884
                                                              ------------    -----------
          Total current assets..............................     9,846,934      8,246,642
Notes receivable............................................            --         29,850
Property and equipment, net.................................     7,038,858      3,321,005
Capitalized software development costs, less accumulated
  amortization of $3,540,854 in 1999 and $2,794,275 in
  1998......................................................       747,680      1,505,719
Cost in excess of net assets acquired, less accumulated
  amortization of $3,329,898 in 1999 and $872,996 in 1998...     8,570,704      9,976,845
Investment in joint venture.................................       638,938             --
                                                              ------------    -----------
                                                              $ 26,843,114    $23,080,061
                                                              ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  5,796,031    $ 4,916,314
  Income and other taxes payable............................       252,545        138,647
  Deferred tax liabilities..................................       361,726        361,726
  Deferred revenue..........................................       167,000        349,375
  Current portion of capital leases with affiliate..........       387,765             --
                                                              ------------    -----------
          Total current liabilities.........................     6,965,067      5,766,062
Capital leases with affiliate...............................     1,834,837             --
Amounts and notes payable to affiliates.....................     5,265,408     16,729,411
Other long term liabilities.................................       146,067             --
                                                              ------------    -----------
          Total liabilities.................................    14,211,379     22,495,473
                                                              ------------    -----------
Commitments and contingencies...............................
Subsequent events...........................................
Stockholders' equity:
  Preferred stock, $.05 par value. Authorized 1,000,000
     shares; none issued and outstanding....................            --             --
  Common stock, $.05 par value. Authorized 20,000,000
     shares; issued and outstanding 12,535,638 and 7,546,666
     shares at December 31, 1999 and 1998, respectively.....       626,782        377,333
  Additional paid-in capital................................    25,301,745      6,357,608
  Accumulated deficiency....................................   (13,296,792)    (6,150,353)
                                                              ------------    -----------
          Total stockholders' equity........................    12,631,735        584,588
                                                              ------------    -----------
                                                              $ 26,843,114    $23,080,061
                                                              ============    ===========

          See accompanying notes to consolidated financial statements.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Hardware and software sales and maintenance
  revenues..........................................  $15,506,386    $16,248,425    $10,232,371
Telecommunication service revenues..................   65,293,493      9,834,555        862,814
Service and license revenues........................   14,286,972      7,933,084      2,728,449
                                                      -----------    -----------    -----------
          Total revenues (related party revenues,
            see note 6).............................   95,086,851     34,016,064     13,823,634
                                                      -----------    -----------    -----------
Hardware, software and maintenance cost of sales....   14,029,205     15,893,689      8,452,283
Telecommunication service cost of sales.............   58,636,140      8,652,054        587,905
Service and license cost of sales...................    3,875,445      3,421,741      1,279,557
                                                      -----------    -----------    -----------
          Total cost of sales.......................   76,540,790     27,967,484     10,319,745
                                                      -----------    -----------    -----------
          Gross profit..............................   18,546,061      6,048,580      3,503,889
                                                      -----------    -----------    -----------
Operating expenses:
  Selling, general and administrative expenses......   20,518,097      9,142,574      2,984,812
  Amortization of cost in excess of net assets
     acquired and capitalized software development
     costs..........................................    3,214,940      1,083,621        808,274
                                                      -----------    -----------    -----------
          Total operating expenses..................   23,733,037     10,226,195      3,793,086
                                                      -----------    -----------    -----------
          Operating loss............................   (5,186,976)    (4,177,615)      (289,197)
Joint venture loss..................................      (42,189)            --             --
Interest income (expense), net......................   (1,913,274)      (666,788)        15,130
                                                      -----------    -----------    -----------
          Loss before income taxes..................   (7,142,439)    (4,844,403)      (274,067)
Income tax expense (benefit)........................        4,000          2,400        (64,126)
                                                      -----------    -----------    -----------
          Net loss..................................  $(7,146,439)   $(4,846,803)   $  (209,941)
                                                      ===========    ===========    ===========
Loss per share -- basic and diluted.................  $      (.92)   $      (.81)   $      (.05)
                                                      ===========    ===========    ===========
Number of shares used in per share
  computations -- basic and diluted.................    7,806,660      5,954,000      4,597,000
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                        COMMON STOCK        ADDITIONAL                       TOTAL
                                    ---------------------     PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                      SHARES      AMOUNT      CAPITAL      DEFICIENCY       EQUITY
                                    ----------   --------   -----------   ------------   -------------
Balance at December 31, 1996
  (Restated)......................   6,546,666   $327,333   $ 3,107,608   $ (1,093,609)  $  2,341,332
Net loss..........................          --         --            --       (209,941)      (209,941)
                                    ----------   --------   -----------   ------------   ------------
Balance at December 31, 1997
  (Restated)......................   6,546,666    327,333     3,107,608     (1,303,550)     2,131,391
Equity issued in connection with
  merger (note 1).................          --         --     1,300,000             --      1,300,000
Shares issued to acquire
  LDExchange.com, Inc.............   1,000,000     50,000     1,950,000             --      2,000,000
Net loss..........................          --         --            --     (4,846,803)    (4,846,803)
                                    ----------   --------   -----------   ------------   ------------
Balance at December 31, 1998......   7,546,666   $377,333     6,357,608     (6,150,353)       584,588
Note conversion...................   4,677,771    233,889    18,046,111             --     18,280,000
Acquisition of Interactive
  Associates......................      50,000      2,500       191,500             --        194,000
Shares issued in connection with
  stock purchase plan.............      50,000      2,500       117,766             --        120,266
Stock options exercised...........     211,201     10,560       588,760             --        599,320
Net Loss..........................          --         --            --     (7,146,439)    (7,146,439)
                                    ----------   --------   -----------   ------------   ------------
Balance at December 31, 1999......  12,535,638   $626,782   $25,301,745   $(13,296,792)  $(12,631,735)
                                    ==========   ========   ===========   ============   ============

          See accompanying notes to consolidated financial statements.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         1999           1998           1997
                                                     ------------    -----------    -----------
Cash flows from operating activities:
  Net loss.........................................  $ (7,146,439)   $(4,846,803)   $  (209,941)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................     4,311,690      1,423,959        812,262
     Provision for doubtful accounts...............     2,258,585        247,437         63,683
     Changes in assets and liabilities:
       Trade accounts receivable...................    (3,789,514)      (463,207)      (599,700)
       Inventories.................................       158,763         90,745       (288,559)
       Prepaid expenses and other assets...........    (1,234,716)      (157,452)       (66,936)
       Accounts payable and accrued expenses.......       429,717        261,802        158,468
       Income and other taxes payable..............       113,898         85,739             --
       Deferred revenue............................      (182,375)       329,789             --
       Other long term liabilities.................       146,067             --             --
       Amounts due from affiliates.................     1,329,882       (116,025)       (81,872)
                                                     ------------    -----------    -----------
          Net cash used in operating activities....    (3,604,442)    (3,144,016)      (212,595)
                                                     ------------    -----------    -----------
Cash flows from investing activities:
  Acquisition......................................      (176,341)            --             --
  Joint venture in RealEC..........................      (638,938)            --             --
  Acquisition of LDExchange.com, Inc...............            --        717,000             --
  Merger of Micro General and ACS..................            --        403,175             --
  Purchase of property and equipment...............    (2,659,634)    (2,768,119)      (702,404)
  Decrease (increase) in notes receivable..........        29,850          1,926        (29,776)
  Capitalization of software development costs.....            --        (64,326)      (610,098)
                                                     ------------    -----------    -----------
          Net cash used in investing activities....    (3,445,063)    (1,710,344)    (1,342,278)
                                                     ------------    -----------    -----------
Cash flows from financing activities:
  Net increase in borrowings from affiliates.......     6,815,997      4,938,372      2,385,657
  Exercise of stock options........................       719,586             --             --
                                                     ------------    -----------    -----------
          Net cash provided by financing
            activities.............................     7,535,583      4,938,372      2,385,657
                                                     ------------    -----------    -----------
          Net increase in cash and cash
            equivalents............................       486,078         84,012        830,784
Cash and cash equivalents at beginning of year.....       914,796        830,784             --
                                                     ------------    -----------    -----------
Cash and cash equivalents at end of year...........  $  1,400,874    $   914,796    $   830,784
                                                     ============    ===========    ===========

Supplemental Disclosure of cash flow information:
Cash paid during the year for:
  Interest.........................................            --        103,050             --
  Income taxes.....................................         4,000          2,400             --
Supplemental schedule of noncash investing and
  financing activities:
  Acquisition of Interactive Associates for
     stock.........................................       194,000             --             --
  Acquisition of LDExchange for stock..............            --      2,000,000             --
  Conversion of long-term debt to common stock.....    18,280,000             --             --
  Assets acquired through capital lease............     2,222,602             --             --

          See accompanying notes to consolidated financial statements.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS
                     ENDED DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Historically, the operations of Micro General Corporation and subsidiaries ("Micro General") consisted of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales. These operations were performed through the Company's postage meter and scale division. Following the acquisition of ACS Systems, Inc. ("ACS") in mid-1998, which is described below, Micro General (together with ACS, the "Company") shifted its primary focus to information technology and telecommunication services.

     On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of Micro General with ACS, a wholly owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was appraised at $1.3 million. Following the merger of Micro General and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been treated as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the surviving legal entity and ACS as the surviving entity for accounting purposes. As a result, the consolidated financial statements of Micro General previously issued prior to the year ended December 31, 1998 have been restated to reflect only the balance sheets, operations and cash flows of ACS prior to the merger with Micro General and to reflect ACS as the acquiror for accounting purposes. The cost of $1.3 million was allocated to the fair value of the assets acquired and liabilities assumed relating to Micro General. The results of Micro General have been included in the Company's results of operations since the merger on May 14, 1998. At December 31, 1999, FNFI owned 69.3% of the outstanding common stock of the Company (see note 10).

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

     The Company generated 29%, 66% and 89% of its revenue during the years ended December 31, 1999, 1998 and 1997, respectively, from multiple servicing arrangements with FNFI and its subsidiaries. In addition, LDExchange has one customer that represents 42% of LDExchange's total revenue (26% of the Company's total revenues).

     In addition, as a result of the acquisition of LDExchange.com, Inc. ("LDExchange"), which closed on November 17, 1998, the Company has been able to enter the international telecommunications and Internet telephony markets, which complements the range of services offered by ACS. The LDExchange purchase price was $3.1 million, payable $1.1 million in cash and $2.0 million in Micro General restricted common stock (1,000,000 shares). The acquisition was accounted for as a purchase and the results of operations of LDExchange have been included in the Company's results of operations since November 17, 1998. (see note 10).

  (b) Principles of Consolidation

     The accompanying financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: All significant intercompany transactions and balances have been eliminated in consolidation.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (c) Cash and Cash Equivalents

     Cash and cash equivalents include cash on deposit with banks with original maturities of three months or less.

  (d) Accounts Receivable

     The carrying amounts reported in the consolidated balance sheets for accounts receivable approximate their fair value.

  (e) Inventories

     Inventories are stated at the lower of cost or market (net realizable value) under the first-in, first-out method of accounting for inventories.

  (f) Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over estimated useful lives which range from three to seven years. Amortization of leasehold improvements is charged to expense on a straight-line basis over the shorter of the estimated useful lives of the assets or the term of the underlying lease.

  (g) Capitalized Software Development Costs

     Software development costs incurred after the establishment of technological feasibility are capitalized and later amortized using the greater of the straight-line method or based on the estimated revenue distribution over the remaining estimated economic life of the products. Such policy results in the Company amortizing its capitalized software development costs over an estimated economic life of three to seven years. During 1998, the Company capitalized software development costs of $64,326. During 1999 and 1998, the Company amortized software development costs of $746,579 and $728,679, respectively. The Company periodically assesses the recoverability of the cost of its capitalized software development costs based on an analysis of the cash flows generated by the underlying assets. In the opinion of management, no impairment of capitalized software development costs has occurred at December 31, 1999.

  (h) Cost in Excess of Net Assets Acquired

     Cost in excess of net assets acquired is the excess of the purchase price paid over the fair value of the net assets of the acquired company at the date of acquisition. Cost in excess of net assets acquired is amortized on a straight-line basis over 5 years. The Company periodically assesses the recoverability of its cost in excess of net assets acquired based on an analysis of the cash flows generated by the underlying assets. In the opinion of management, no impairment of cost in excess of net assets acquired has occurred at December 31, 1999 (see note 10).

  (i) Capital Lease Obligations

     All capital lease obligations are with affiliates and are recorded at the present value of the minimum lease payments at the beginning of the lease terms. The monthly payments under the leases are allocated between a reduction of the obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the obligation. In 1999, the Company sold approximately $1.5 million in capital assets and entered into a five year lease on those assets. This transaction was entered into with an affiliate of the Company.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (j) Revenue Recognition

     The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," for the years ended December 31, 1999, 1998 and 1997. Under SOP 97-2, if a software sales arrangement does not require significant modification or customization of the software, revenue from the sale of the software is recognized when evidence of an arrangement exists, the fee is fixed and determinable, the license agreement has been delivered and collection of any resulting receivable is probable.

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

  (k) Income Taxes

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

  (l) Management Estimates

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

  (m) Earnings Per Share

     Basic earnings per share is based on the weighted-average number of shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per share gives effect to assumed conversions of potentially dilutive securities. Shares used in the earnings per share calculations for 1998 are the weighted-average shares of Micro General outstanding during 1998, assuming the shares issued in connection with the merger of ACS and Micro General were outstanding since January 1, 1998. Shares used in the earnings per share calculation for 1997 represent the shares issued to FNFI in connection with the merger of ACS and Micro General. All outstanding options and warrants (see notes 7 and 9) have been excluded from the calculations of diluted loss per share as their inclusion would be antidilutive.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) INVENTORIES

     A summary of inventories follows:

                                                                1999        1998
                                                              --------    --------
Computer equipment..........................................  $313,221    $482,106
Telecommunications equipment................................   125,507     303,098
                                                              --------    --------
                                                              $438,728    $785,204
                                                              ========    ========

(3) INCOME TAXES

     The income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                          1999      1998       1997
                                                         ------    ------    --------
Current:
  Federal..............................................  $   --    $   --    $(16,528)
  State................................................   4,000     2,400      (2,833)
                                                         ------    ------    --------
                                                          4,000     2,400     (19,361)
                                                         ------    ------    --------
Deferred:
  Federal..............................................      --        --     (33,740)
  State................................................      --        --     (11,025)
                                                         ------    ------    --------
                                                             --        --     (44,765)
                                                         ------    ------    --------
                                                         $4,000    $2,400    $(64,126)
                                                         ======    ======    ========

     The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to the loss before income taxes as a result of the following:

                                                   1999           1998          1997
                                                -----------    -----------    --------
Computed "expected" tax benefit...............  $(2,429,789)   $(1,647,097)   $(93,183)
State taxes, net of Federal income tax
  benefit.....................................     (277,273)       (62,681)     (9,008)
Amortization of cost in excess of net assets
  acquired....................................      835,347        177,633      33,461
Nondeductible expenses........................       21,126         29,505       4,604
Net operating loss utilized by affiliated
  group.......................................      260,304        781,366          --
Valuation allowance...........................    1,594,285        723,674          --
                                                -----------    -----------    --------
                                                $     4,000    $     2,400    $(64,126)
                                                ===========    ===========    ========

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The deferred tax assets and liabilities at December 31, 1999 consist of the following:

                                                             DEFERRED TAX    DEFERRED TAX
                                                                ASSETS       LIABILITIES
                                                             ------------    ------------
Book over tax provision for bad debts......................  $   902,489       $     --
Reserve for notes receivable...............................    1,792,548             --
Reserves and accruals not recognized for income tax
  purposes.................................................      394,002             --
Net operating loss carryover...............................    2,165,073             --
Acquired assets adjustment to fair value...................           --        208,657
Other liabilities..........................................           --        300,656
                                                             -----------       --------
                                                               5,254,112        509,313
Valuation allowance........................................   (5,106,525)            --
                                                             -----------       --------
                                                             $   147,589       $509,313
                                                             ===========       ========

     The deferred tax assets and liabilities at December 31, 1998 consist of the following:

                                                             DEFERRED TAX    DEFERRED TAX
                                                                ASSETS       LIABILITIES
                                                             ------------    ------------
Book over tax provision for bad debts......................  $   193,570       $     --
Reserves and accruals not recognized for income tax
  purposes.................................................      218,218             --
Acquired assets adjustment to fair value...................      919,402             --
Net operating loss carryover...............................    2,185,868             --
Other......................................................        1,087             --
Accelerated depreciation...................................           --          2,482
Acquired assets adjustment to fair value...................           --        365,149
                                                             -----------       --------
                                                               3,518,145        367,631
Valuation allowance........................................   (3,512,240)            --
                                                             -----------       --------
                                                             $     5,905       $367,631
                                                             ===========       ========

     Statement 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance of $1,956,416 principally associated with net operating loss carryforwards and other deferred tax assets recorded from acquisitions and an additional allowance of $3,150,109 to cover the majority of the other deferred tax assets. Any tax benefits subsequently recognized for deferred tax assets related to these acquisitions will be allocated to goodwill.

     ACS was included as an affiliate in the consolidated income tax returns of FNFI through mid-November 1998. Prior to May 1998, ACS paid taxes or received such tax benefits as it contributed to the consolidated tax position of FNFI. Micro General was included as an affiliate in the consolidated income tax returns of FNFI from May 14, 1998 through mid-November 1998. FNFI utilized $3,232,207 of losses generated by the Company during this period for which Micro General will not be reimbursed by FNFI. The Company has available Federal and state net operating loss carryforwards of $6,146,828 expiring in years 2000 to 2018 and $1,288,090 expiring in years 2000 through 2003, respectively.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4) PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                                 1999          1998
                                                              ----------    ----------
Telecommunications equipment................................  $4,963,018    $1,557,150
Computer equipment..........................................     810,525     1,158,642
Furniture and fixtures......................................   1,704,635       605,864
Office equipment............................................     197,673        59,571
Leasehold improvements......................................     453,991       232,956
                                                              ----------    ----------
                                                               8,129,842     3,614,183
Less accumulated depreciation and amortization..............   1,090,984       293,178
                                                              ----------    ----------
                                                              $7,038,858    $3,321,005
                                                              ==========    ==========

(5) COMMITMENTS AND CONTINGENCIES

  (a) Lease Commitments

     The Company leases facilities and equipment under various leases. Future minimum noncancelable lease commitments, due primarily to affiliates, are as follows:

Year ending December 31:
  2000......................................................  $1,586,621
  2001......................................................   1,361,712
  2002......................................................   1,281,892
  2003......................................................   1,240,241
  2004......................................................   1,123,535
Thereafter..................................................   1,693,804
                                                              ----------
Total minimum lease payments................................  $8,287,805
                                                              ==========

     Rent expense was $1,365,634, $913,059 and $238,721 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in rent expense for 1999, 1998 and 1997 was $972,332, $721,515 and $235,316, respectively, paid to affiliates.

  (b) Litigation

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6) RELATED PARTY TRANSACTIONS

     As described in note 1, the Company's primary source of revenue is fees resulting from sales and services to affiliated companies. Revenues generated from sales and services to affiliates for the years ended December 31, 1999, 1998 and 1997 are presented in the following table:

                                                     1999          1998          1997
                                                  -----------   -----------   -----------
Hardware and software sales and maintenance.....  $22,390,456   $18,396,153   $ 9,885,155
Telecommunications service......................    2,811,055     1,871,954            --
Service and license.............................    2,337,423     2,211,935     2,471,289
                                                  -----------   -----------   -----------
          Total affiliated revenues.............  $27,538,934   $22,480,042   $12,356,444
                                                  ===========   ===========   ===========

     The Company has utilized funds available under the former Convertible Note Purchase Agreement, described below, to fund its operations.

     In addition, the Company has long-term amounts and notes payable to affiliates amounting to $5,265,408 and $16,729,411 at December 31, 1999 and 1998, respectively (see note 7).

     The Company also leases facilities from FNFI subsidiaries (see note 5). Additionally, the Company has a $2 million lease commitment with FNF Capital, Inc., a wholly owned subsidiary of FNFI, which is used to finance equipment purchases. As of December 31, 1999, the company had capital leases outstanding with FNF Capital Inc. of $2 million, of which $207,002 represented a utilization of this $2 million lease commitment.

     On October 1, 1999, Micro General entered into an Intellectual Property Transfer Agreement that provided the financing to launch escrow.com as a new company. Under the agreement, the Company sold the escrow.com name and trademark, the escrow.com internet URL, a license for the Micro General proprietary escrow trust accounting software, the Company's computer services provider business unit and approximately $535,000 of related computer equipment. Under the terms of the Intellectual Property Transfer Agreement, the Company received from escrow.com a $4.5 million note with a term of seven years and an accrued interest rate of three percent. The Company also received a warrant giving the Company the right to purchase 15.0 million shares of escrow.com common stock at a price of $0.40 per share.

     Because of the start-up nature of escrow.com, the Company has fully reserved the $4.5 million note receivable on its consolidated balance sheet. The gain on the sale of assets will be realized at such time that escrow.com has sufficient funding in place to reasonably ensure the payment of the note. While the Company has no equity interest in escrow.com at December 31, 1999, the 15.0 million warrants give the Company the opportunity to acquire a substantial interest in escrow.com. At December 31, 1999, escrow.com had 3,891,304 shares outstanding. Assuming exercise of the warrants, the Company would have a 79.4% ownership in escrow.com. Escrow.com is incurring substantial losses and will need to raise substantial additional funds in order to continue its operations. The Company's potential ownership in escrow.com may be substantially diluted as escrow.com issues additional shares to raise the necessary capital.

     The Company has a 50% ownership in Real EC, a joint venture developed by the Company and an independent party. Real EC is a real estate electronic commerce network. The Company accounts for it's investment in Real EC on the equity method, and at December 31, 1999 the Company had recorded on its books an investment in joint venture of $638,938. Operating results for 1999 were not material.

(7) NOTES PAYABLE

     On August 1, 1996, Micro General entered into a $3 million financing agreement which provided additional funding, primarily for the retirement of bank debt, operations and to fund Micro General's

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

development of a series of high level security postage meters designed to comply with the new United States Postal Service proposed regulations. Two 9.5%, five-year convertible notes were issued, one in the amount of $1 million and one in the amount of $2 million, and issued, respectively, to Cal West Service Corporation ("Cal West"), a subsidiary of FNFI, which owned 38% of the outstanding Micro General common stock when the Cal West note was issued and Dito Caree L.P. Holding ("Dito Caree"), which owned 5% of the outstanding common stock of Micro General when the Dito Caree note was issued.

     Repayment of the notes was on an interest-only basis for the first two years, with principal and interest payments for the remaining three years of the term. The debt, secured by the assets of Micro General, was convertible into 1,344,438 shares of the Company's common stock at prices ranging from $2.00 to $2.50 per share. At December 31, 1998, there was $3,000,000 outstanding on these notes. These notes were converted to common stock on December 15, 1999.

     On November 25, 1997, Micro General entered into a $600,000 financing agreement, which provided additional funding to be used by Micro General for operating cash flow purposes. Two 9.0% notes were issued in the amount of $200,000 and $400,000, to Cal West and Dito Caree, respectively. Interest on the two notes was to be paid quarterly. The Company had the right to prepay all or a portion of the interest and principal due on the notes at any time prior to the original due date of May 31, 1998. The amount payable under the note payable to Dito Caree was refinanced in connection with the Convertible Note Purchase Agreement discussed below.

     In conjunction with these short-term notes, Micro General issued to the note holders, two detachable warrant certificates, one in the amount of 50,000 shares to Cal West and one in the amount of 100,000 shares to Dito Caree, giving the note holders the right to purchase 150,000 shares of the Company's common stock at $1.50 per share. The warrants can be exercised at any time between November 25, 1997 and November 25, 2002. No warrants have been exercised by the holders. The outstanding amount on this note at December 31, 1998 was $2,000,000. This note was converted into equity in 1999 as described below.

     Micro General entered into a third financing agreement to provide additional funding to be used by Micro General for operational cash flow purposes. On April 8, 1998, two 9.0% notes were issued, one in the amount of $250,000 and one in the amount of $500,000, to Cal West Service Corporation and Dito Caree, respectively. Interest on the notes was to be paid quarterly. Micro General had the right to prepay all or a portion of the interest and principal due on the notes at any time prior to the due date of October 31, 1998. The amount payable under the note payable to Dito Caree was refinanced in connection with the Convertible Note Purchase Agreement discussed below.

     In conjunction with the notes, Micro General issued to the note holders, two detachable warrant certificates, one in the amount of 62,500 shares to Cal West and one in the amount of 125,000 shares to Dito Caree, giving the note holders the right to purchase 187,500 shares of the Company's common stock at $1.50 per share. The warrants can be exercised at any time between April 8, 1998 and April 8, 2003. The amount outstanding at December 31, 1998 was $250,000. These notes were converted into equity in 1999 as described below.

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

     Interest on these notes was to be paid quarterly. The entire unpaid balance of the notes, including principal and accrued but unpaid interest, was due and payable on October 27, 2003. The note holders had the right to convert all or a portion of the principal to be repaid on the payment date into shares of the Company's

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

common stock at the conversion price. The debt was secured by the assets of the Company and was convertible into 3,133,333 shares of the Company's $.05 par value common stock at a price of $4.50 per share. The note holders retain the right to acquire shares until note maturity on October 27, 2003.

     On December 15, 1999 the holders of $18.0 million of the Company's convertible debt, which was the entire amount of the Company's convertible debt outstanding on that date, exercised their conversion rights and exchanged the debt for newly issued shares of the Company's common stock. There were 4,677,771 shares of common stock issued at an average conversion price of approximately $3.85 per share.

     Also on December 15, 1999, the Company entered into with FNFI a new $5,265,000 five-year convertible note purchase agreement having an accrued interest rate of ten percent, payable quarterly. During 1999, the Company had exceeded the borrowings available under its notes payable. With conversion of these notes on December 15, 1999, the Company's borrowing arrangements no longer existed. The Company negotiated this new note to address the amounts borrowed in excess of the note limits. The new note is convertible into common shares of the Company at a rate of $10.00 per share at any time during the five-year term. FNFI also received warrants to purchase 250,000 shares of the Company's common stock at a price of $10.00 per share. In 1999, the Company recognized a $280,000 expense in regard to these warrants.

     On December 22, 1999, the Company entered into a one-year $5.0 million revolving line of credit with Imperial Bank, guaranteed by FNFI. The interest rate under the credit line will be, at the Company's election, either the Imperial Bank Prime Rate or 1.4 percentage points over LIBOR. At December 31, 1999, the Company had not borrowed any funds under this line of credit and was not in default of any of the Imperial loan covenants.

     The carrying value of notes payable to affiliates approximates fair value at December 31, 1999 due to the fact that the interest rates paid on the notes payable to affiliates approximate market rates for similar notes.

     Principal maturities of the notes payable and long-term debt at December 31, 1999 are as follows:

2000........................................................  $       --
2001........................................................          --
2002........................................................          --
2003........................................................          --
2004........................................................   5,265,408
                                                              ----------
                                                              $5,265,408
                                                              ==========

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8) SEGMENT INFORMATION

     The Company's Consolidated Financial Statements as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 include three reportable segments. Prior to 1998, the Company consisted only of ACS.

     As of and for the year ended December 31, 1999:

                                                                  CORPORATE AND
                                                                  POSTAGE METER
                                                                    AND SCALE
                                          ACS       LDEXCHANGE      DIVISION         TOTAL
                                      -----------   -----------   -------------   -----------
Total revenue.......................  $34,489,244   $59,610,796    $   986,811    $95,086,851
                                      ===========   ===========    ===========    ===========
Operating income (loss).............  $   424,154   $(2,431,095)   $(3,180,035)   $(5,186,976)
Interest expense, net...............   (1,247,512)     (274,590)      (391,172)    (1,913,274)
                                      -----------   -----------    -----------    -----------
  Loss before income taxes..........  $  (841,255)  $(2,729,977)   $(3,571,207)   $(7,142,439)
                                      ===========   ===========    ===========    ===========
Depreciation and amortization.......  $ 1,705,304   $   371,122    $ 2,235,264    $ 4,311,690
                                      ===========   ===========    ===========    ===========
Assets..............................  $ 6,147,902   $ 3,305,956    $17,389,256    $26,843,114
                                      ===========   ===========    ===========    ===========

     As of and for the year ended December 31, 1998:

                                                                  CORPORATE AND
                                                                  POSTAGE METER
                                                                    AND SCALE
                                           ACS       LDEXCHANGE     DIVISION         TOTAL
                                       -----------   ----------   -------------   -----------
Total revenue........................  $25,938,067   $7,203,340    $  874,657     $34,016,064
                                       ===========   ==========    ==========     ===========
Operating loss.......................  $(3,192,833)  $  (97,962)   $ (886,820)    $(4,177,615)
Interest expense, net................     (398,375)       2,462      (270,875)       (666,788)
                                       -----------   ----------    ----------     -----------
  Loss before income taxes...........  $(3,591,208)  $  (95,500)   $(1,157,695)   $(4,844,403)
                                       ===========   ==========    ==========     ===========
Depreciation and amortization........  $ 1,099,773   $   18,084    $  306,102     $ 1,423,959
                                       ===========   ==========    ==========     ===========
Assets...............................  $13,837,703   $2,401,050    $6,841,308     $23,080,061
                                       ===========   ==========    ==========     ===========

     The activities of the three reportable segments include the following:

     - ACS: A computer hardware and software development sales and support division and a telecommunication division, which provides comprehensive data network systems support, including selling computer hardware and software products and developing integrated title and escrow computer applications for the title and real estate related industries. $27.5 million of the ACS revenues were derived from FNFI. Also provides telecommunications hardware and long-distance reselling, technical and consulting services, and Internet access and services. The long-distance telecommunications services portion of this business was transferred to LDExchange during 1999.

     - LDExchange: A provider of international telecommunication services with access to the international long-distance market for the rapidly growing wholesale telecommunications service sector. LDExchange had sales of $59.6 million in 1999 and $7.2 million in 1998. $25.0 million of the LDExchange revenues were derived from one customer.

     - Micro General: Corporate and the postage meter and scale division, which was deemphasized as a product concurrent with the ACS merger.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There were no intersegment sales during the years ended December 31, 1999 and 1998. In 1999, the ACS long-distance telecommunications business was transferred to LDExchange.

(9) EMPLOYEE BENEFIT PLANS

     Employee benefits include an employee stock purchase plan, four stock option plans and a 401(k) plan.

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

     In 1987, stockholders also approved the adoption of a Stock Option Plan ("1987 Option Plan"). Under the terms of the 1987 Option Plan, the Company may grant stock options to certain key employees and nonemployee directors or officers. The number of shares issuable under the 1987 Option Plan is 220,000 shares of common stock at not less than fair market value on the date of grant. All options granted become exercisable at the discretion of the Board of Directors and expire five years from the date of grant. Options that lapse or are canceled prior to exercise are added to the shares authorized for future grants. The 1987 Option Plan expired in 1991, but was renewed by stockholders in 1993. There were no remaining shares available for grant at December 31, 1999 under the 1987 Option Plan.

     In 1995, stockholders approved the adoption of the 1995 Stock Option Plan ("1995 Option Plan"). The number of shares reserved for issuance under the 1995 Option Plan is 132,000 shares of common stock. All 132,000 shares were available for grant at December 31, 1999 under the 1995 Option Plan.

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

     The Board of Directors, or a committee consisting of two or more members of the Board of Directors, will administer the 1998 Plan (the "Administrator"). The Administrator will have the full power and authority to interpret the 1998 Plan, select the recipients of options and Purchase Rights, determine and authorize the type, terms and conditions of, including vesting provisions, and the number of shares subject to grants under the 1998 Plan, and adopt, amend and rescind rules relating to the 1998 Plan. The term of options may not exceed 10 years from the date of grant (5 years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Administrator. The maximum number of shares for which options may be granted to any one person during any one calendar year under the 1998 Plan is 1,500,000 and in no event shall the aggregate number of shares subject to incentive stock options exceed 1,500,000. The aggregate fair market value of the common stock (determined as of the date of grant) with respect to incentive stock options granted under the 1998 Plan or any other stock option plan of the Company that become exercisable for the first time by any optionee during any calendar year may not exceed $100,000. At December 31, 1999, 782,500 shares were available for grant under the 1998 Option Plan. In 1999, 50,000 shares were issued under the Plan.

     In 1999, the Board of Directors approved the adoption of the 1999 Stock Incentive Plan ("1999 Plan"). The 1999 Plan authorizes up to 2,000,000 shares of common stock for issuance under the terms of the 1999 Plan. The authorized number of shares is subject to adjustment in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. The 1999 Plan provides for grants of "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options and rights to purchase shares of common stock ("Purchase Rights"). Incentive stock options, nonqualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates. Nonqualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates, nonemployee directors and officers, consultants and other service providers.

     The 1999 Plan will be administered by the Board of Directors or a committee consisting of two or more members of the Board of Directors (the "Administrator"). The Administrator will have the full power and authority to interpret the 1999 Plan, select the recipients of options and Purchase Rights, determine and authorize the type, terms and conditions of, including vesting provisions, and the number of shares subject to grants under the 1999 Plan, and adopt, amend and rescind rules relating to the 1999 Plan. The term of options may not exceed 10 years from the date of grant (5 years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Administrator. The maximum number of shares for which options may be granted to any one person during any one calendar year under the 1999 Plan is 500,000 and in no event shall the aggregate number of shares subject to incentive stock options exceed 2,000,000. At December 31, 1999, 1,030,450 shares were available for grant under the 1999 Option Plan.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the Company's stock option activity and related information for the years ended December 31, 1999 and 1998 is as follows. Prior to 1998, the Company's stock option activity was immaterial.

                                                   1999                      1998
                                          ----------------------    ----------------------
                                                       WEIGHTED-                 WEIGHTED-
                                                        AVERAGE                   AVERAGE
                                           NUMBER      EXERCISE      NUMBER      EXERCISE
                                          OF SHARES      PRICE      OF SHARES      PRICE
                                          ---------    ---------    ---------    ---------
Outstanding at beginning of year........  1,438,916      $4.35        227,166      $1.93
  Granted...............................  2,628,050       4.00      1,226,250       4.80
  Exercised.............................   (211,201)      2.79             --         --
  Canceled..............................   (392,669)      4.55        (14,500)      1.86
                                          ---------                 ---------
Outstanding at end of year..............  3,463,096       4.25      1,438,916       4.35
                                          =========      =====      =========      =====
Options exercisable at year-end.........  2,241,143      $4.10        985,750      $4.28
                                          =========      =====      =========      =====

     The following table sets forth options outstanding and exercisable by price range at December 31, 1999:

                 OPTIONS OUTSTANDING
------------------------------------------------------     OPTIONS EXERCISABLE
                                WEIGHTED-                -----------------------
                   NUMBER        AVERAGE     WEIGHTED-     NUMBER      WEIGHTED-
                 OUTSTANDING    REMAINING     AVERAGE    EXERCISABLE    AVERAGE
   RANGE OF         AS OF      CONTRACTUAL   EXERCISE       AS OF      EXERCISE
EXERCISE PRICES   12/31/99        LIFE         PRICE      12/31/99       PRICE
---------------  -----------   -----------   ---------   -----------   ---------
$1.25 - $3.00       410,667       9.08         $2.83        402,334      $2.84
$3.13 - $3.88     1,147,713       9.30          3.62        740,392       3.63
$4.00 - $4.81       922,333       8.85          4.71        772,661       4.76
$4.88 - $9.99       982,383       9.88          5.16        326,040       5.16
 -------------    ---------       ----         -----      ---------      -----
$1.25 - $9.94     3,463,096       9.32         $4.25      2,241,437      $4.10
 =============    =========       ====         =====      =========      =====

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), and related Interpretations in accounting for its employee stock options. As discussed below, in management's opinion, the alternative fair value accounting provided for under Statement 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

     Pro forma information regarding net earnings and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions. The risk-free interest rate used in the calculation is the rate on the date the options were granted. The risk-free interest rate used for options granted during 1999 and 1998 was 6.35% and 5.7%, respectively. Volatility factors for the expected

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

market price of the common stock of 53.2% and 50% were used for options granted in 1999 and 1998, respectively. No dividends are paid by the Company; as a result, its expected dividend yield is 0.0%. A weighted-average expected life of
9.32 years was used in all years for 1999, and 7 years was used in all years, for 1998.

     The impact of applying the provisions of Statement 123 on the consolidated results of operations is not material for the years ended December 31, 1999 and 1998.

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

(10) ACQUISITIONS

     As discussed in note 1, Micro General and ACS merged in May 1998 and LDExchange was acquired in November 1998.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Micro General/ACS merger were as follows:

Tangible assets acquired at fair value......................  $   305,000
Cost in excess of net assets acquired.......................    5,709,000
Liabilities assumed at fair value...........................   (4,717,000)
                                                              -----------
          Total purchase price..............................  $ 1,297,000
                                                              ===========

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the LDExchange acquisition were as follows:

Tangible assets acquired at fair value......................  $ 1,592,000
Cost in excess of net assets acquired.......................    3,707,000
Liabilities assumed at fair value...........................   (2,199,000)
                                                              -----------
          Total purchase price..............................  $ 3,100,000
                                                              ===========

     Selected unaudited pro forma combined results of operations for the years ended December 31, 1998 and 1997, assuming the Micro General/ACS merger and LDExchange acquisitions occurred on January 1, 1998 and 1997, respectively, are presented as follows:

                                                              YEAR ENDED DECEMBER 31
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Total revenue.............................................  $60,565,000    $17,049,000
Net loss..................................................   (5,225,549)    (2,544,931)
Loss per share -- basic and diluted.......................         (.69)          (.34)

     On March 22, 1999, the Company acquired Interactive Associates, Inc., a privately held distributor of computer telephony hardware and services. This acquisition provided for the purchase of 100% of the common stock of Interactive Associates, Inc. in exchange for 50,000 shares of Micro General common stock, subject to certain conditions, including an earn out provision for up to an additional 50,000 shares. The closing price of the Company common stock on March 22, 1999, according to the NASDAQ Bulletin Board, was $3.88. This acquisition was accounted for using the purchase method. The financial position and results of operation of Interactive are not material to the Company.

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

    Independent Auditors' Report.

    Consolidated Balance Sheets as of December 31, 1999 and 1998.

    Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

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

     (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1     Restated Articles of Incorporation of the Company,
         incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 25, 1988, as
         amended.
 3.11    Restated Articles of Incorporation of the Company -- Article
         Fourth of the Certificate of Incorporation, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 3.2     Bylaws of the Company, incorporated by reference from the
         Company's Annual Report on Form 10-K for the year ended
         December 25, 1988, as amended.
10       Material Contracts
10.1     Incentive Stock Option Plan and form of Incentive Stock
         Option Agreement in use prior to 1987, incorporated by
         reference to Exhibit 10.1 from the Company's Annual Report on Form 10-K for the year 1984; Option Plan and form of
         Incentive Stock Option Agreement in use commencing in 1987, incorporated by reference to Exhibit 10 from the Company's
         Annual Report on Form 10-K for the year ended December 28,
         1986.
10.1.1   1998 Stock Incentive Plan and 1998 Employee Stock Purchase
         Plan, incorporated by reference from Form S-8, registration number 333-64289.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.1.2   1999 Stock Incentive Plan incorporated by reference from
         Form S-8, registration number 333-95913.
10.18    Convertible Note Purchase Agreement between Micro General
         Corporation and Cal West Service Corporation dated August 1,
         1996, incorporated by reference from the Company's Annual
         Report on Form 10-K for the year ended December 31, 1996.
10.19    Convertible Note Purchase Agreement between Micro General
         Corporation and Dito Caree L.P. dated August 1, 1996,
         incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.20    Loan Agreement and Agreement to issue Detachable Warrants
         between Micro General Corporation and Cal West Service
         Corporation and Dito Caree L.P. Holding dated November 25,
         1997, incorporated by reference from the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997.
10.22    Agreement and Plan of Reorganization dated as of May 14,
         1998, among ACS Systems, Inc., Micro General Corporation,
         ACS Merger, Inc. and Fidelity National Financial, Inc., a
         Delaware corporation, incorporated by reference from the
         Company's report on Form 8-K dated as of May 14, 1998.
10.22.1  Agreement of Merger dated May 14, 1998 by and among ACS
         Systems, Inc., a California Corporation, a Delaware
         corporation, Micro General Corporation, a Delaware
         corporation and Fidelity National Financial, Inc., a
         Delaware corporation, incorporated by reference from the
         Company's report on Form 8-K dated as of May 14, 1998.
10.23    Convertible Note Purchase Agreement between Micro General
         Corporation and Cal West Service Corporation and Dito Caree
         L.P. Holding dated October 27, 1998, incorporated by
         reference from the Company's report on Form 10-K for the
         year ended December 1998.
10.24    Agreement and Plan of Reorganization dated November 17, 1998 by and among Micro General Corporation, a California
         corporation, LDExchange.com, Inc. Joseph L. Putegnant, III,
         Carolyn Hallinan and Europa Telecommunications, incorporated by reference from the Company's report on Form 8-K dated as of November 23, 1998.
10.25    Inducement Agreement and Agreement to Transfer and Reissue
         Detachable Warrants and Convertible Notes, by and between
         John Snedegar, Cal West Service Corporation and Micro
         General Corporation, dated March 30, 1999, incorporated by reference from the Company's report on Form 10-K for the
         year ended December 31, 1998.
10.26    Employment Agreement effective as of April 15, 1999 between
         Micro General Corporation and John Snedegar, the President
         and Chief Executive Officer of the Corporation
10.27    Intellectual Property Transfer, Right of First Refusal, and
         Warrant Purchase Agreement by and between Micro General
         Corporation and escrow.com, Inc. dated October 1, 1999.
10.28    Promissory Note payable to Micro General Corporation from
         escrow.com, Inc. in the amount of $4,500,000 dated October
         1, 1999.
10.29    Convertible Note Purchase Agreement by and between Micro
         General Corporation and Cal West Service Corporation dated as of December 15, 1999
10.30    Credit Agreement and Promissory Note in an amount not to
         exceed $5,000,000 by and between Micro General Corporation and Imperial Bank entered into on December 22, 1999.
21       List of Subsidiaries
23.1     Consent of KPMG LLP
27       Financial Data Schedule

     (b) Reports on Form 8-K. The Company filed reports on Form 8-K during the fourth quarter of 1999 as follows:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICRO GENERAL CORPORATION,
                                          A DELAWARE CORPORATION

                                          By:       /s/ JOHN SNEDEGAR
                                            ------------------------------------
                                            John Snedegar
                                            Chief Executive Officer President
                                            (Principal Executive Officer)
Date: March 24, 2000

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

               /s/ PATRICK F. STONE                        Chairman of the Board        March 28, 2000
---------------------------------------------------
                 Patrick F. Stone

               /s/ WILLIAM P. FOLEY                              Director               March 28, 2000
---------------------------------------------------
                 William P. Foley

                /s/ CARL A. STRUNK                               Director               March 28, 2000
---------------------------------------------------
                  Carl A. Strunk

               /s/ RICHARD H. PICKUP                             Director               March 28, 2000
---------------------------------------------------
                 Richard H. Pickup

                 /s/ JOHN SNEDEGAR                               Director               March 28, 2000
---------------------------------------------------
                   John Snedegar

                 /s/ DWAYNE WALKER                               Director               March 28, 2000
---------------------------------------------------
                   Dwayne Walker

              /s/ DALE W. CHRISTENSEN                     Chief Financial Officer       March 28, 2000
---------------------------------------------------      (Principal Financial and
                Dale W. Christensen                         Accounting Officer)

                                                                     SCHEDULE II

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                            ADDITIONS
                                              BALANCE AT    CHARGED TO
                                              BEGINNING     COSTS AND       AMOUNTS      BALANCE AT
               CLASSIFICATION                 OF PERIOD      EXPENSES     WRITTEN-OFF      END OF
               --------------                 ----------    ----------    -----------    ----------

Year ended December 31, 1999:
  Allowance for doubtful accounts...........   $485,936     $2,258,585     $478,920      $2,265,601
Year ended December 31, 1998:
  Allowance for doubtful accounts...........    321,844        247,437       83,345         485,936
Year ended December 31, 1997:
  Allowance for doubtful accounts...........    314,419         63,683       56,258         321,844

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1     Restated Articles of Incorporation of the Company,
         incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 25, 1988, as
         amended.
 3.11    Restated Articles of Incorporation of the Company -- Article
         Fourth of the Certificate of Incorporation, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 3.2     Bylaws of the Company, incorporated by reference from the
         Company's Annual Report on Form 10-K for the year ended
         December 25, 1988, as amended.
10       Material Contracts
10.1     Incentive Stock Option Plan and form of Incentive Stock
         Option Agreement in use prior to 1987, incorporated by
         reference to Exhibit 10.1 from the Company's Annual Report on Form 10-K for the year 1984; Option Plan and form of
         Incentive Stock Option Agreement in use commencing in 1987, incorporated by reference to Exhibit 10 from the Company's
         Annual Report on Form 10-K for the year ended December 28,
         1986.
10.1.1   1998 Stock Incentive Plan and 1998 Employee Stock Purchase
         Plan, incorporated by reference from Form S-8, registration number 333-64289.
10.1.2   1999 Stock Incentive Plan incorporated by reference from
         Form S-8, registration number 333-95913.
10.18    Convertible Note Purchase Agreement between Micro General
         Corporation and Cal West Service Corporation dated August 1,
         1996, incorporated by reference from the Company's Annual
         Report on Form 10-K for the year ended December 31, 1996.
10.19    Convertible Note Purchase Agreement between Micro General
         Corporation and Dito Caree L.P. dated August 1, 1996,
         incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.20    Loan Agreement and Agreement to issue Detachable Warrants
         between Micro General Corporation and Cal West Service
         Corporation and Dito Caree L.P. Holding dated November 25,
         1997, incorporated by reference from the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997.
10.22    Agreement and Plan of Reorganization dated as of May 14,
         1998, among ACS Systems, Inc., Micro General Corporation,
         ACS Merger, Inc. and Fidelity National Financial, Inc., a
         Delaware corporation, incorporated by reference from the
         Company's report on Form 8-K dated as of May 14, 1998.
10.22.1  Agreement of Merger dated May 14, 1998 by and among ACS
         Systems, Inc., a California Corporation, a Delaware
         corporation, Micro General Corporation, a Delaware
         corporation and Fidelity National Financial, Inc., a
         Delaware corporation, incorporated by reference from the
         Company's report on Form 8-K dated as of May 14, 1998.
10.23    Convertible Note Purchase Agreement between Micro General
         Corporation and Cal West Service Corporation and Dito Caree
         L.P. Holding dated October 27, 1998, incorporated by
         reference from the Company's report on Form 10-K for the
         year ended December 1998.
10.24    Agreement and Plan of Reorganization dated November 17, 1998 by and among Micro General Corporation, a California
         corporation, LDExchange.com, Inc. Joseph L. Putegnant, III,
         Carolyn Hallinan and Europa Telecommunications, incorporated by reference from the Company's report on Form 8-K dated as of November 23, 1998.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.25    Inducement Agreement and Agreement to Transfer and Reissue
         Detachable Warrants and Convertible Notes, by and between
         John Snedegar, Cal West Service Corporation and Micro
         General Corporation, dated March 30, 1999, incorporated by reference from the Company's report on Form 10-K for the
         year ended December 31, 1998.
10.26    Employment Agreement effective as of April 15, 1999 between
         Micro General Corporation and John Snedegar, the President
         and Chief Executive Officer of the Corporation
10.27    Intellectual Property Transfer, Right of First Refusal, and
         Warrant Purchase Agreement by and between Micro General
         Corporation and escrow.com, Inc. dated October 1, 1999.
10.28    Promissory Note payable to Micro General Corporation from
         escrow.com, Inc. in the amount of $4,500,000 dated October
         1, 1999.
10.29    Convertible Note Purchase Agreement by and between Micro
         General Corporation and Cal West Service Corporation dated as of December 15, 1999
10.30    Credit Agreement and Promissory Note in an amount not to
         exceed $5,000,000 by and between Micro General Corporation and Imperial Bank entered into on December 22, 1999.
21       List of Subsidiaries
23.1     Consent of KPMG LLP
27       Financial Data Schedule