Form 10-K/A
period 1999-12-31
MICRO GENERAL CORP
filed 2000-04-28
CIK 67383

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                 ---------------

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

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                             ON WHICH REGISTERED

Common Stock, $.05 par value                   NASDAQ National Market System

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A. [ ]

    As of April 14 , 2000, 13,005,237 shares of Common Stock ($.05 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $40,647,632. The aggregate market value was computed with reference to the closing price on such date.

================================================================================

PART III

ITEM 10. DIRECTORS AND THE EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the director nominees, all directors, and all executive officers, and certain information about them, are set forth below:

                                                                               DIRECTOR
NAME                       AGE      PRINCIPAL OCCUPATION                        SINCE
----                       ---      --------------------                       --------
William P. Foley, II        55      Co-Chairman of the Board                     1994
Patrick F. Stone            52      Co-Chairman of the Board                     1998
John Snedegar               50      Chief Executive Officer,                     1998
                                    President and Director
Dwayne Walker               38      Director                                     1999
Bradley Inman               47      Director                                     2000
John McGraw                 38      Director                                     2000
Richard H. Pickup           64      Director                                     1996
Carl A. Strunk              62      Director                                     1994
Jeff Sanderson              42      Executive Vice President -- ACS Division     N/A
                                    Product Development
Andrew F. Puzder            49      Executive Vice President, Legal              N/A
Dale Christensen            47      Executive Vice President and Chief           N/A
                                    Financial Officer
Joseph E. Root              55      Senior Vice President, General Counsel       N/A
M'Liss Jones Kane           47      Vice President and Corporate Secretary       N/A

WILLIAM P. FOLEY, II

     Mr. Foley has been Co-Chairman of the Board since March 28, 2000. He has been a director of the Company since June 1994. Mr. Foley was the Chairman of the Board of the Company from June 1994 until April 9, 1999. Mr. Foley is Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. and has been since its formation in 1984. Mr. Foley is also currently serving as Chairman of the Board and Chief Executive Officer of CKE Restaurants, Inc., as Chairman of the Board of Rally's Hamburgers, Inc., Checkers Drive-In Restaurants, Inc., Santa Barbara Restaurant Group, Inc. and American National Financial, Inc. Additionally, he is a member of the Board of Directors of Miravant Medical Technologies, Inc. and Fresh Foods, Inc.

PATRICK F. STONE

     Mr. Stone has been a director of the Company since 1998. Mr. Stone became Chairman of the Board on April 9, 1999, and Co-Chairman of the Board on March 28, 2000. Mr. Stone is Chief Operating Officer of Fidelity National Financial, Inc. and has been since March 1997. From May 1995 through March 1997 he was an Executive Vice President of Fidelity National Financial, Inc. He is also President of Fidelity National Title Insurance Company and the four other underwriters of Fidelity National Financial, Inc. From February 1989 to May 1995 he was President of Fidelity National Title Company of Oregon.

JOHN SNEDEGAR

     Mr. Snedegar has been a director of the Company since August, 1998. Mr. Snedegar became Chief Executive Officer and President of the Company on April 9, 1999. Mr. Snedegar was the President of United Digital Network, Inc. from 1992 until April 1, 1999. Prior to his involvement with United Digital Network, Inc., Mr. Snedegar was the President and Chief Executive Officer of AmeriTel Management, Inc. Mr. Snedegar also serves as President of Kendall Venture Funding, Ltd., a reporting company in Alberta, Canada. Mr. Snedegar is also currently a director of StarBase Corporation and Star Telecommunications, Inc.

DWAYNE M. WALKER

     Mr. Walker is currently the President and CEO of ShopNow.com, Inc. and has been since March 1996. Prior to that he served as Chairman of the Board of ShopNow.com, Inc. During 1995 and 1996, Mr. Walker was also Chairman of US Connect which was acquired by IKON Office Systems. Mr. Walker is also an investor and advisor to NETDelivery, Inc. and other technology service companies. In 1989, Mr. Walker began his seven year tenure with Microsoft Corporation where he held several positions including, General Manager of Sales and Marketing, Director of Windows NT and Networking Products, Director of SQL Server and Network Products, and other senior management positions. Mr. Walker was recruited by Microsoft Corporation to spearhead the launching of the first two versions of SQL Server and Windows NT. In addition, Mr. Walker designed and led the worldwide deployment of the Microsoft Solutions Channel program.

JOHN MCGRAW

     Mr. McGraw is the Co-Founder of HatcheryWorks and Internet Incubator. HatcheryWorks was founded in December 1999 and has successfully launched over eight companies in the financial services arena. Prior to HatcheryWorks, McGraw served as President of Portola Dimensional Systems, a company that pioneered the use of 3D technology in business intelligence. Mr. McGraw got his start in technology when he Co-Founded InsWeb.com, the first mover in the insurance on the internet space. Prior to InsWeb, Mr. McGraw founded Pacific Specialty Insurance Company, Western Service Contract Corporation, Pacific Loan Administrators and McGraw Commercial Insurance Services.

BRADLEY INMAN

     Mr. Inman is the founder and Chief Executive Officer of HomeGain.com, the internet's first complete home selling resource center. He also has a news service called Inman News Features which delivers real estate stories to more than 3,000 newspapers and Web sites.

RICHARD H. PICKUP

     Mr. Pickup was elected to the board in December 1996. Mr. Pickup is currently a Senior Vice President of the New York Stock Exchange Member Firm of Wedbush Morgan Securities. For the past 36 years, he has been involved with major ownership of numerous public companies.

CARL A. STRUNK

     Mr. Strunk has been a director of the Company since June 1994. Mr. Strunk is Executive Vice President and Chief Financial Officer of CKE Restaurants, Inc. and has been since February 1997. Additionally, Mr. Strunk is Executive Vice President and Chief Financial Officer of American National Financial, Inc. Mr. Strunk began with Fidelity National Title Insurance Company in February 1992 as an Executive Vice President. He was elected an Executive Vice President and Chief Financial Officer of Fidelity National Financial, Inc. in March 1992 and served in this capacity until September 15, 1997. In September, 1997 he became Executive Vice President - Finance of Fidelity National Financial, Inc. until March 1998. Prior to his employment with Fidelity National Financial, Inc., Mr. Strunk was President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a certified public accountant. Mr. Strunk is also currently a director of American National Financial, Inc.

     ANDREW F. PUZDER

     Mr. Puzder is Executive Vice President, Legal of the Company and has been since March, 2000, and has served in various capacitites including Executive Vice President and General Counsel since 1995. He has been Executive Vice President, General Counsel and Secretary of CKE Restaurants, Inc. since February 1997. Mr. Puzder also serves as Chief Executive Officer of SBRG, where he has been since August 1997. From March 1994 to December 1994, he was a partner with the law firm of Stradling , Yocca, Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D'Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner of the Stolar Partnership from February 1984 through September 1991. Mr. Puzder is a member of the Board of Directors of SBRG, Pierre Foods, Aspeon, Inc. and Checkers.

JEFF SANDERSON

     Mr. Sanderson, Executive Vice President of the Company, was one of the original founders of ACS Systems, Inc. in 1985. In May 1998, ACS Systems, Inc. was merged into the Company. Prior to this position, Mr. Sanderson served as President, System Development Division, of ACS Systems, Inc. since 1994. Prior to forming ACS Systems, Inc., Mr. Sanderson was a Senior Systems Programmer for Pacific Bell from June 1980 until November 1990.

JOSEPH E. ROOT

     Mr. Root is Senior Vice President, General Counsel of the Company and has been since April 12, 2000. Mr. Root was General Counsel of Marquip, Inc. from 1994 to April of 2000.

DALE CHRISTENSEN

     Mr. Christensen is the Executive Vice President and Chief Financial Officer of the Company and has been since June 14, 1999. Mr. Christensen was Chief Financial Officer and Controller of Teltrust, Inc. from February 1999 to June 1999. He was Chief Operating Officer and Chief Financial Officer of United Digital Network, Inc. from June 1992 through February 1999.

M'LISS JONES KANE

     Ms. Kane became Secretary of the Company on June 3, 1998. Ms. Kane joined Fidelity National Financial, Inc. in March 1995 as a Senior Vice President and Corporate Counsel of the Fidelity National Financial, Inc. and became Corporate Secretary in April 1995 serving in these capacities until September 15, 1997. From September 15, 1997 to March 17, 1999 she was Senior Vice President, General Counsel and Corporate Secretary of Fidelity National Financial, Inc. Prior to that she was with the ICN Pharmaceuticals, Inc. group of companies from March 1990 as Vice President, General Counsel and Secretary of ICN Biomedicals, Inc. and subsequently became Vice President, General Counsel and Secretary of SPI Pharmaceuticals, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1999, 1998 and 1997 for the Company's Chief Executive Officer and the only executive officer in 1999 whose compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                                                                                 COMPENSATION
                                                                                                 ------------
                                                                                   OTHER
                                                                                   ANNUAL           AWARDS-         ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR       SALARY($)         BONUS($)       COMPENSATION       OPTIONS #     COMPENSATION($)
---------------------------         ----       ---------         --------       ------------       ---------     ---------------
John Snedegar                       1999       $177,073          $150,000             --            550,000            --
Director, President and             1998             --                --             --            200,000            --
Chief Executive Officer             1997            N/A               N/A             --                 --            --

Jeff Sanderson                      1999        177,375            35,000          6,000             72,500            --
Executive Vice President            1998             --                --             --            200,000            --
                                    1997            N/A               N/A             --                 --            --

                                  OPTION GRANTS

     The following table provides information as to options to purchase common stock granted to the named individuals during 1999 pursuant to the Company's Stock Option Plan. The Company does not currently grant stock appreciation rights to officers or directors.

                               PERCENT OF TOTAL
                  NUMBER OF        OPTIONS
                  SECURITIES     GRANTED TO         MARKET
                  UNDERLYING      EMPLOYEES        PRICE AT     EXERCISE OR
                   OPTIONS           IN              DATE        BASE PRICE   EXPIRATION
NAME              GRANTED(#)     FISCAL YEAR       OF GRANT      ($/SHARE)       DATE        5%($)       10%($)
----              ----------   ----------------    --------     -----------   ----------   --------    ----------
John Snedegar       250,000         22.4%           $3.63          $3.63       04/07/09    $570,721    $1,446,321
                    150,000                          3.00           3.00       08/22/09     283,002       717,184
                    150,000                          4.875          4.875      11/16/09     459,879     1,165,424
                     37,500                          3.63           3.63       04/07/09      85,608       216,948
Jeff Sanderson       35,000          1.3%            4.875          4.875      11/16/09     107,305       271,932

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table summarizes information regarding exercises of stock options by the named individuals during 1999 and unexercised options held by them as of December 31, 1999. The Company did not reprice any existing options during the last completed fiscal year.

                        AGGREGATED STOCK OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                 NUMBER OF             VALUE OF
                                                                UNEXERCISED           UNEXERCISED
                                                                OPTIONS AT           IN-THE-MONEY
                                                                  FY-END           OPTIONS AT FY-END
                   SHARES ACQUIRED       VALUE REALIZED       (#)EXERCISABLE        ($)EXERCISABLE
NAME                 EXERCISE(#)               ($)             UNEXERCISABLE         UNEXERCISABLE
----               ---------------       --------------       --------------      --------------------
John Snedegar            0                     0             650,000/100,000      $8,386,250/1,187,500
Jeff Sanderson           0                     0              58,677/73,333            699,725/271,932

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999 Messrs. Pickup and Strunk served as members of the Compensation Committee. The Compensation Committee is currently composed of two independent directors. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries, and there are no interlocking directorships.

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

STOCK OPTION GRANTS

     As indicated above, an important element of the Company's compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company's stockholders. In order to meet this desire, the Board of Directors and stockholders had previously approved the adoption of the Company's 1998 Stock Option Plan, pursuant to which the Company may grant stock options to certain key employees and non-employee directors or officers. The purpose of all the stock option plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company's long-term performance. Consistent with these objectives, the Compensation Committee granted options in 2000 for their performance in 1999 to executive officers as follows under the 1998 Plan: Mr. Snedegar, options to purchase 100,000 shares.

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

April 14, 2000                         Compensation Committee



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

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                     AMONG MICRO GENERAL CORPORATION, NASDAQ
                          COMPUTER MANUFACTURERS STOCK

                                DEC 94  DEC 95   DEC 96   DEC 97   DEC 98  Dec 99
                                ------  ------   ------   ------   ------  ------
Micro General Corp              100.00   70.59    82.35    64.71   200.00   767.67
Nasdaq US                       100.00  141.33   173.89   213.07   300.25   542.43
Nasdaq Computer Manufacturing   100.00  157.45   211.09   255.35   553.26  1163.21

                    ASSUMES $100 INVESTED ON JANUARY 1, 1995
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 1999

BOARD MEETINGS AND COMMITTEES

     The Board of Directors held a total of three formal meetings during the year ended December 31, 1999. No director attended fewer than 100% of the aggregate of all meetings of the Board of Directors or any committee in 1999.

     The Board presently has an Audit Committee and a Compensation Committee, but does not have a Nominating Committee. The Audit Committee, which consists of Messrs. Foley, Pickup and Strunk, did not meet during 1999. The Audit Committee was created to meet independently with the internal audit staff, representatives of the Company's independent auditors and representatives of senior management. The Audit Committee reviews the general scope of the Company's annual audit, the fee charged by the independent auditors and other matters relating to internal control systems. In addition, the Audit Committee is responsible for reviewing and monitoring the performance of non-audit services by the Company's auditors. The Committee is also responsible for recommending the engagement or discharge of the Company's independent auditors.

     The Compensation Committee currently consists of Messrs. Pickup and Strunk. The Compensation Committee, either alone or in conjunction with other Board committees, reviews and reports to the Board the salary, fee and benefit programs designed for senior management, officers and directors with a view to ensure that the Company is attracting and retaining highly-qualified individuals through competitive salary, fee and benefit programs and encouraging continued extraordinary effort through incentive rewards. The Compensation Committee did not meet during 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of April 12, 2000, the following table sets forth the beneficial ownership of the Common Stock of the Company by each director who owns shares, by the director nominees, all executive officers named in the Summary Compensation Table, all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.

NAME AND ADDRESS                               NUMBER OF SHARES       PERCENT OF TOTAL
----------------                               ----------------       ----------------
Fidelity National Financial, Inc.
17911 Von Karman Ave., #300
Irvine, CA 92614                                  9,478,364(1)             68.7%

William P. Foley, II
3916 State Street., #300
Santa Barbara, CA 93105                             617,334(2)              4.5%

Patrick F. Stone
3938 State Street, 2nd Floor
Santa Barbara, CA 93105                             455,794(3)              3.4%

John Snedegar
2510 Redhill Avenue
Santa Ana, CA 92705                               1,005,803(4)              7.3%

Dwayne Walker
c/o ShopNow.com
411 1st Street, Suite 200
Seattle, WA 98104                                     8,334(5)               *

Richard H. Pickup
c/o Wedbush Morgan Securities, Inc.
500 Newport Center Drive, Suite 550
Newport Beach, CA  92660                          1,301,197(6)               10%

Carl A. Strunk
17911 Von Karman Ave., Suite 300
Irvine, CA 92614                                      6,667(7)               *

Bradley Inman
c/o HomeGain, Inc.
1250 45th Street, Suite 200
Emeryville, CA 94608                                      0                  *

John McGraw
c/o Hatchery Works
1001 Bayhill Drive, 2nd Floor
San Bruno, CA 94066                                       0                  *

All directors and executive officers as a group
(11 persons)                                      3,408,459                25.3%

----------

 *  Represents less than 1%.

(1) Represents 8,689,364 shares held of record by Fidelity National Financial, Inc. and 12,500 warrants to purchase 12,500 shares of Common Stock of Micro General Corporation at $1.50, 250,000 warrants to purchase 250,000 shares of Common Stock of Micro General Corporation at $10.00 per share and a convertible note convertible into 526,500 shares of Common Stock of Micro General Corporation.

(2) Includes the right to acquire shares pursuant to presently exercisable options under the 1991, 1995 and 1998 Stock Option Plans as follow: 200,000 shares at $4.81, 200,000 shares at $3.63 and 100,000 shares at $3.00 under the 1998 Stock Option Plan and 33,334 shares at $4.87 and 100,000 shares at $15.25 under the 1999 Stock Option Plan.

(3) Represents the right to acquire shares pursuant to presently exercisable options under the 1999 and 1998 Stock Option Plans as follows: 200,000 shares at $4.81, 200,000 shares at $3.63 and 22,460 shares at $3.00 under the 1998 Stock Option Plan and 33,334 shares under the 1999 Stock Option Plan.

(4) Represents warrants to purchase 100,000 shares of Common Stock of Micro General Corporation at $1.00 per share, and the right to acquire shares pursuant to presently exercisable options under the 1999 and 1998 Stock Option Plans as follows: 200,000 shares at $4.75, 250,000 shares at $3.63 and 72,470 shares at $3.00 under the 1998 Stock Option Plan and 150,000 shares at $4.875 and 100,000 at $15.25 under the 1999 Stock Option Plan.

(5) Represents the right to acquire 8,334 shares at $4.875 under the 1999 Stock Option Plan.

(6) Represents 149,900 shares held of record by Mr. Pickup's Trust. Includes the right to acquire 50,002 shares pursuant to presently exercisable options under the 1995 and 1998 Stock Option Plans. Additionally, 5,000 shares held of record by Dito Devcar Corporation, and 200,000 shares are held by Dito Carree LLP, entities which Mr. Pickup is affiliated with. Includes 225,000 warrants which are convertible into shares of the Company's common stock at $1.50.

(7) Represents the right to acquire 6,667 shares pursuant to presently exercisable options under the 1999 Stock Option Plan.

(8) This number includes 1,889,934 currently exercisable stock options for all directors and executive officers of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company and FNFI completed the merger of Micro General Corporation with ACS Systems, Inc., a wholly-owned subsidiary of FNFI on May 14, 1998. As a result of he merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General Corporation common stock. The transaction was valued at $1.3 million. Following the merger of Micro General Corporation and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been treated as a reverse merger, i.e., Micro General Corporation has been acquired by Fidelity National Financial, Inc. as a majority-owned subsidiary through a merger with and into ACS Systems, Inc., with Micro General Corporation as the surviving entity. As of December 31, 1999, FNFI owned 69.3% of the outstanding common stock of the Company.

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

    Certain officers and directors of the Company are also officers and directors of escrow.com, Inc. They include John Snedegar -- Chief Executive Officer and Chairman of the Board; William P. Foley -- Vice Chairman of the Board; Patrick F. Stone -- Director; and Dwayne Walker -- Director.

    INVESTMENTS IN PARTNERSHIPS

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

Date: April 28, 2000

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

SIGNATURES                                                                       TITLE                                   DATE
----------                                                                       -----                                   ----

/s/              William P. Foley, II                                  Co-Chairman of the Board                     April 28, 2000
-----------------------------------------------------
                 WILLIAM P. FOLEY, II

/s/                Patrick F. Stone                                    Co-Chairman of the Board                     April 28, 2000
-----------------------------------------------------
                   PATRICK F. STONE

/s/                  John Snedegar                               Chief Executive Officer and Director               April 28, 2000
-----------------------------------------------------
                     JOHN SNEDEGAR

                                                                               Director                                     , 2000
-----------------------------------------------------
                     DWAYNE WALKER

/s/                 Carl A. Strunk                                             Director                             April 28, 2000
-----------------------------------------------------
                    CARL A. STRUNK

/s/                Richard H. Pickup                                           Director                             April 28, 2000
-----------------------------------------------------
                   RICHARD H. PICKUP

/s/                   John McGraw                                              Director                             April 28, 2000
-----------------------------------------------------
                      JOHN MCGRAW

/s/                  Bradley Inman                                             Director                             April 28, 2000
-----------------------------------------------------
                     BRADLEY INMAN

/s/                Dale Christensen                       Executive Vice President, Chief Accounting Officer        April 28, 2000
-----------------------------------------------------
                   DALE CHRISTENSEN