Form 10-Q
period 2000-03-31
MICRO GENERAL CORP
filed 2000-05-15
CIK 67383

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

                      For the Quarter Ended March 31, 2000

                          Commission File Number 0-8358

                            MICRO GENERAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                               95-2621545
             -------------------------------              ----------------------
             (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)              Identification Number)

2510 N. Red Hill Avenue, Suite 230, Santa Ana, California          92705
---------------------------------------------------------       ----------
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

        $.05 par value Common Stock 13,005,237 shares as of May 10, 2000

       Exhibit Index appears on page 11 of 11 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT
                          Quarter Ended March 31, 2000

                                TABLE OF CONTENTS

                                                                                     Page Number
                                                                                     -----------
Part I: FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements

          A. Condensed Consolidated Balance Sheets as of March 31, 2000 and
             December 31, 1999                                                            3

          B. Condensed Consolidated Statements of Operations for the three-month
             periods ended March 31, 2000 and 1999                                        4

          C. Condensed Consolidated Statements of Cash Flows for the three-month
             periods ended March 31, 2000 and 1999                                        5

          D. Notes to Condensed Consolidated Financial Statements                         6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                        8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                   9

Part II: OTHER INFORMATION

     Items 1. - 5. of Part II have been omitted because they are not applicable with respect to the current reporting period

     Item 6. Exhibits and Reports on Form 8-K                                            10


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MICRO GENERAL CORPORATION
                            -------------------------
                                  (Registrant)

By:      /s/  Dale W. Christensen                       Date:  May 15, 2000
   --------------------------------------------
              Dale W. Christensen
            Chief Financial Officer
   (Principal Financial and Accounting Officer)

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31,       December 31,
                                                                          2000              1999
                                                                      ------------      ------------
                                                                                (Unaudited)
                                           ASSETS
Current assets:
    Cash and cash equivalents ...................................     $    981,738      $  1,400,874
    Trade accounts receivable, less allowance for doubtful
       accounts of $609,898 in 2000 and $ 2,265,601 in 1999 .....        4,926,560         3,391,824
    Trade accounts receivable due from affiliates ...............        6,071,418         3,020,908
    Inventories .................................................          315,326           438,728
    Prepaid expenses and other assets ...........................        1,055,330         1,594,600
                                                                      ------------      ------------
        Total current assets ....................................       13,350,372         9,846,934

Property and equipment, net .....................................        7,729,302         7,038,858
Capitalized software development costs, less accumulated
  amortization of $3,729,779 in 2000 and $3,540,854 in 1999 .....          558,755           747,680
Cost in excess of net assets acquired, less accumulated
  amortization of $3,917,425 in 2000 and $3,329,898 in 1999 .....        7,983,177         8,570,704
Investment in joint venture .....................................          352,549           638,938
                                                                      ------------      ------------
                                                                      $ 29,974,155      $ 26,843,114
                                                                      ============      ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses .......................     $  6,416,546      $  5,796,031
    Income and other taxes payable ..............................          168,388           252,545
    Deferred tax liabilities ....................................          361,726           361,726
    Deferred revenue ............................................          847,961           167,000
    Note payable ................................................        2,200,000                --
    Current portion of capital leases with affiliate ............          367,820           387,765
                                                                      ------------      ------------
        Total current liabilities ...............................       10,362,441         6,965,067

Capital leases with affiliates ..................................        1,720,473         1,834,837
Amounts and notes payable to affiliates .........................        5,265,408         5,265,408
Other long term liabilities .....................................          146,067           146,067
                                                                      ------------      ------------
        Total liabilities .......................................       17,494,389        14,211,379

Commitments and contingencies
Subsequent events
Stockholders' equity:
    Preferred stock, $.05 par value. Authorized 1,000,000 shares;
      none issued and outstanding ...............................               --                --
    Common stock, $.05 par value. Authorized 20,000,000 shares;
        issued and outstanding 12,983,085 at March 31, 2000 and
        12,535,638 shares at December 31, 1999...................          649,154           626,782
    Additional paid-in capital ..................................       26,742,788        25,301,745
    Accumulated deficiency ......................................      (14,912,176)      (13,296,792)
                                                                      ------------      ------------
        Total stockholders' equity ..............................       12,479,766        12,631,735
                                                                      ------------      ------------
                                                                      $ 29,974,155      $ 26,843,114
                                                                      ============      ============

            See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three month periods ended
                                                                                March 31,
                                                                     ------------------------------
                                                                         2000              1999
                                                                     ------------      ------------
                                                                              (Unaudited)
Revenues:
Hardware and software sales and maintenance revenues ...........     $  3,814,974      $  4,231,147
Telecommunication service revenues .............................       12,677,613        11,203,803
Service and license revenues ...................................        4,046,827         3,877,525
                                                                     ------------      ------------
        Total revenues .........................................       20,539,414        19,312,475
                                                                     ------------      ------------
Cost of Sales:
Hardware, software and maintenance cost of sales ...............        1,802,020         4,093,112
Telecommunication service cost of sales ........................       11,613,275        10,202,519
Service and license cost of sales ..............................        3,018,356         1,993,702
                                                                     ------------      ------------
        Total cost of sales ....................................       16,433,651        16,289,333
                                                                     ------------      ------------
        Gross profit ...........................................        4,105,763         3,023,142
                                                                     ------------      ------------
Operating expenses:
    Selling, general and administrative expenses ...............        4,084,580         3,302,926
    Depreciation and amortization of cost in excess of net
      assets acquired and capitalized software development costs        1,259,631           893,121
                                                                     ------------      ------------
        Total operating expenses ...............................        5,344,211         4,196,047
                                                                     ------------      ------------
        Operating loss .........................................       (1,238,448)       (1,172,905)

Joint venture loss .............................................         (286,389)               --
Interest expense, net ..........................................          (90,547)         (235,528)
                                                                     ------------      ------------
        Loss before income taxes ...............................       (1,615,384)       (1,408,433)

Income tax expense.......... ...................................               --               800
                                                                     ------------      ------------
        Net loss ...............................................     $ (1,615,384)     $ (1,409,233)
                                                                     ============      ============

Loss per share - basic and diluted .............................     $       (.13)     $       (.19)
                                                                     ============      ============

Number of shares used in per share computations -
  basic and diluted ............................................       12,709,884         7,563,000
                                                                     ============      ============


            See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three month periods ended
                                                                            March 31,
                                                                  ----------------------------
                                                                     2000             1999
                                                                  -----------      -----------
                                                                          (Unaudited)
Cash flows from operating activities:
    Net loss ................................................     $(1,615,384)     $(1,409,233)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ..........................       1,259,631          893,121
     Provision for doubtful accounts.........................          84,070          124,255
     Joint venture-RealEC ....................................        286,389              --

    Changes in assets and liabilities:
        Trade accounts receivable ...........................      (1,618,806)      (2,316,837)
        Inventories .........................................         123,402         (221,758)
        Prepaid expenses and other assets ...................         539,270         (231,567)
        Accounts payable and accrued expenses ...............         620,515        4,437,603
        Income and other taxes payable ......................         (84,157)         (21,319)
        Deferred revenue.....................................         680,961         (175,699)
        Amounts due from affiliates .........................      (3,050,510)      (7,071,582)
                                                                  -----------      -----------
               Net cash used in operating activities ........      (2,774,619)      (5,993,016)
                                                                  -----------      -----------
Cash flows from investing activities:
    Purchases of property and equipment .....................      (1,173,623)        (476,391)
    Decrease in notes receivable ............................              --           29,850
    Acquisition of Interactive Associates, Inc., net ........              --            1,054
    Capitalization of software development costs ............              --         (572,326)
                                                                  -----------      -----------
               Net cash used in investing activities ........      (1,173,623)      (1,017,813)
                                                                  -----------      -----------
Cash flows from financing activities:
    Amounts and notes payable to affiliate ..................              --        6,926,524
    Net increase in borrowings - credit line ................       2,200,000               --
    Principal payments under capital leases .................        (134,309)              --
    Exercise of stock options ...............................       1,463,415               --
                                                                  -----------      -----------
               Net cash provided by financing activities ....       3,529,106        6,926,524
                                                                  -----------      -----------
               Net decrease in cash and cash equivalents ....        (419,136)         (84,305)

Cash and cash equivalents at beginning of period ............       1,400,874          914,796
                                                                  -----------      -----------
Cash and cash equivalents at end of period ..................     $   981,738      $   830,491
                                                                  ===========      ===========

Supplemental cash flow information:
    Income taxes paid .......................................     $        --      $    60,000
                                                                  ===========      ===========
    Interest paid ...........................................     $   688,362      $    87,083
                                                                  ===========      ===========

Noncash investing and financing activities:

      Acquisition of Interactive Associates, Inc. for common
        stock ...............................................     $        --      $   194,000
                                                                  ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                    MICRO GENERAL CORPORATION & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

(1) Basis of Financial Statements

The financial information included in this report includes the accounts of Micro General Corporation and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made in the 1999 condensed consolidated financial statements to conform to classifications used in 2000.

Basic earnings per share is based on the weighted-average number of shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per share gives effect to assumed conversions of potentially dilutive securities. All outstanding options and warrants have been excluded from the calculations of diluted loss per share as their inclusion would be antidilutive.

(2) Description of Business

Historically, the operations of Micro General Corporation consisted of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales. In 1999, the Company closed down the shipping and scales divisions and no longer generates such revenues. Following the acquisitions of ACS Systems, Inc. ("ACS") and LDExchange.com, Inc. ("LDExchange"), which are described below, the Company shifted its primary focus to information technology and telecommunication services.

On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of Micro General with ACS, a wholly-owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was valued at $1.3 million. Following the merger of Micro General and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the legal surviving entity and ACS as the surviving entity for accounting purposes. At March 31, 2000, FNFI owned approximately 69% of the outstanding common stock of the Company.

ACS was founded in 1985 as a software company specializing in products for the real estate industry, in particular, escrow software. ACS was acquired by FNFI in April 1994, and was subsequently merged with the Company as described above. ACS, through its various divisions, is currently a full-service enterprise solutions provider that offers total voice, data and systems integration solutions for small and medium sized businesses, primarily in the real estate sector. ACS offers a full range of information technology services, including voice and data network design, implementation and management. ACS also provides services in the areas of real estate industry applications, e-Commerce, consulting services and telecommunications.

In addition, as a result of the acquisition of LDExchange, which closed on November 17, 1998, the Company has been able to enter the international telecommunications market, which complements the range of telecommunications services offered by ACS. LDExchange is an emerging multinational carrier focused primarily on the international long distance market. LDExchange offers reliable, low cost switched voice services on a wholesale basis, primarily to U.S. based long distance carriers. The LDExchange purchase price was $3.1 million, payable $1.1 million in cash and $2.0 million in Company common stock (1,000,000 shares). The acquisition was accounted for as a purchase.

On October 1, 1999, Micro General entered into an Intellectual Property Transfer Agreement that provided the financing to launch escrow.com as a new company. Under the agreement, the Company sold the escrow.com name and trademark, the escrow.com internet URL, a license for the Micro General proprietary escrow trust accounting software, the Company's computer services provider business unit and approximately $535,000 of related computer equipment. Under the terms of the Intellectual Property Transfer Agreement, the Company received from escrow.com a $4.5 million note with a term of seven years and an interest rate of three percent. The Company also received a warrant giving the Company the right to purchase 15.0 million shares of escrow.com common stock at a price of $0.40 per share.

Escrow.com offers online escrow-related services designed to provide buyers and sellers with a safe, secure and easy to use system for managing payment for and delivery of products and services purchased via the Internet. As an internet transaction services provider, escrow.com provides for the secure transmission of funds between a buyer and seller by placing the funds in escrow, confirms and verifies the receipt of merchandise by the buyer, and releases the funds from escrow to the seller. While escrow.com could enable any Internet buy/sell transaction, its primary focus will be in the business-to-business Internet marketplace.

Because of the start-up nature of escrow.com, the Company has fully reserved the $4.5 million note receivable on its consolidated balance sheet. The gain on the sale of assets will be realized at such time that escrow.com has sufficient funding in place to reasonably ensure the payment of the note. While the Company has no equity interest in escrow.com at March 31, 2000, the 15.0 million warrants give the Company the opportunity to acquire a substantial interest in escrow.com. At March 31, 2000, escrow.com had 4,353,780 shares outstanding. Assuming exercise of the warrants, the Company would have a 77.5% ownership in escrow.com. Escrow.com is incurring substantial losses and will need to raise substantial additional funds in order to continue its operations. The Company's potential ownership in escrow.com may be substantially diluted as escrow.com issues additional shares to raise the necessary capital. See Note 7 -- Subsequent Events.

The Company also owns 50% of a joint venture with Stewart Title, which will be a Windows and Internet based ordering and delivery system with an open, multivendor network offering products and services supporting the real estate industry.

(3) Acquisition of Interactive Associates, Inc.

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

(4) Segment Information

The Company's condensed consolidated financial statements as of and for the quarters ended March 31, 2000 and 1999 include three reportable segments.

                                                 ACS           LDEXCHANGE        CORPORATE           TOTAL
                                            ------------      ------------      ------------      ------------
     March 31, 2000:
     Total revenues ...................     $  7,983,682      $ 12,555,732      $         --      $ 20,539,414

     Operating profit (loss) ..........     $    386,595      $   (919,726)     $   (705,317)     $ (1,238,448)
     Joint Venture profit (loss) ......               --                --          (286,389)         (286,389)
     Interest expense (net)  ..........          (30,387)          (83,910)           23,750           (90,547)
                                            ------------      ------------      ------------      ------------
     Income (loss) before income taxes      $    356,208      $ (1,003,636)     $   (967,956)     $ (1,615,384)

     Depreciation and amortization ....     $    418,922      $    326,379      $    514,370      $  1,259,631
     Total assets......................     $  9,988,022      $ 17,950,230      $  2,035,903      $ 29,974,155
                                            ============      ============      ============      ============

     March 31, 1999:
     Total revenues....................     $  9,020,399      $  9,390,432      $    901,644      $ 19,312,475

     Operating profit (loss)...........     $   (168,993)     $    199,430      $ (1,203,342)     $ (1,172,905)
     Interest expense (net)............         (101,550)               --          (133,978)         (235,528)
                                            ------------      ------------      ------------      ------------
     Income (loss) before income taxes.     $   (270,543)     $    199,430      $ (1,337,320)     $ (1,408,433)

     Depreciation and amortization.....     $    120,100      $     46,128      $    726,893      $    893,121
     Total assets......................     $ 23,295,284      $  3,196,491      $  6,540,510      $ 33,032,285
                                            ============      ============      ============      ============


(5) Options

Under the Company's stock option plan, in the three-months ended March 31, 2000, the Company granted options to acquire 388,500 shares at the then current market price. Of the stock options granted, 200,000 shares are vested and the remaining 188,500 shares will vest over periods up to three years.

(6) Subsequent Events

As previously described in Note 2, the Company has warrants that, upon their exercise, will give the Company substantial ownership in escrow.com. In April 2000, escrow.com completed a private placement in which it raised gross proceeds of $30.0 million. As an inducement to invest, the Company assigned to one of the investors 200,000 of its 15.0 million warrants in escrow.com. As a result of this funding, at April 27, 2000 Escrow.com had 10,317,512 shares outstanding. Although escrow.com has raised additional capital, those funds are not to be used for repayment of the $4.5 million note receivable discussed in note 2 above. Therefore, the note will continue to be fully reserved until such time that escrow.com has sufficient funding in place to reasonably ensure payment of the note. Assuming exercise of the warrants, the Company would have a 58.3% ownership in escrow.com.

On May 5, 2000, the Company entered into an agreement to sell its wholly owned subsidiary, LDExchange.com, Inc. The agreement is subject to a number of contingencies, including receipt of appropriate regulatory approvals, and the sales price is anticipated to be between $9,175,000 and $15,000,000 depending upon various other contingencies. The Company believes the successful completion of this transaction will enable it to better focus on the development of its e-commerce initiatives.

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

Results of Operations

Revenue

Revenues increased $1.2 million, or 6%, to $ 20.5 million in the quarter ended March 31, 2000 from $19.3 million in the quarter ended March 31, 1999. This increase is primarily a result of growth of $1.5 million or a 13% increase in the Company's international telecommunication service revenues and growth of $200,000 or a 4% increase in service and license revenues. These increases were partially offset by a decrease of $400,000 or a 10% decrease in hardware and software sales and maintenance revenues. This decrease is attributed to the October 1999 sale of the Company's computer services provider business unit to escrow.com.

Gross Profit

Gross profit in the three months ended March 31, 2000 was $4.1 million, an increase of $1.1 million over the gross profit of $3.0 million in the three months ended March 31, 1999. This increase comes from a substantial increase in gross profit from hardware and software sales and maintenance revenues, which in the 2000 period was $2.0 million versus $100,000 in the 1999 period. The 1999 period was negatively impacted by the postage and scale meter businesses, which were phased out in the 1999 first quarter.

Expenses

Selling, general and administrative expenses ("SG&A") increased to $4.1 million in the first quarter of 2000 from $3.3 million in the first quarter of 1999. The majority of this increase was caused by a substantial increase in SG&A in the Company's LDExhange business unit. LDExchange employee headcount and other infrastructure costs increased significantly due to the Company's expansion into the international direct business during 1999.

Depreciation of property and equipment and amortization of cost in excess of net assets acquired and capitalized software development costs is a function of the characteristics of the tangible and intangible assets recorded during a particular period and the estimated useful life of those assets. Fluctuations in depreciation and amortization expense result from the amount, mix and characteristics of the intangible assets recorded as well as the circumstances surrounding the Company's estimate of the appropriate useful life. During the three months ended March 31, 2000 and 1999, depreciation of property and equipment and amortization of costs in excess of net assets acquired and capitalized software development costs was $1,260,000 and $893,000, respectively. The increase in the 2000 period results from the Company's determination in mid-1999 to amortize all costs in excess of net assets acquired over 5 years, rather than over the 5 to 15 year periods that had previously been used. In addition, the Company's depreciable property and equipment increased from $4,110,047 at March 31, 1999 to $9,303,465 at March 31, 2000.

Interest expense, net, is related to the use of the Company's available working capital, which is in the form of available cash and lines of credit. Interest expense, net, decreased by $145,000 in the three months ended March 31, 2000, to $91,000 as compared with $236,000 in the three months ended march 31, 1999. This decrease results from the conversion of $18.0 million of debt into equity in December 1999. At March 31, 2000, there is $9.5 million of interest bearing debt outstanding as compared to $23.8 million that was outstanding at March 31, 1999.

Income tax expense is recorded based on the amounts that the Company estimates, based on the Company's taxation structure, will be due to Federal and state taxation authorities. Micro General pays only minimum taxes based on current operating results due to the fact that Micro General has not historically generated earnings.

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

The Company has historically suffered losses and negative cash flows from operations, and has relied on FNFI as the primary source of capital to fund its operations in the form of revenues generated by the Company related to products and services provided to FNFI, as a source of funds via available financing arrangements, and as a guarantor of certain of the Company's lending arrangements. In December 1999, three significant transactions occurred that substantially improved both the Company's liquidity and its capital resources. First, on December 15, 1999, $18.0 million of the Company's debt was converted into common stock pursuant to a conversion election contained in the notes and exercised by the note holders. The conversion of this debt caused an improvement from a negative stockholders' equity to $12.5 million in stockholders' equity at March 31, 2000. The conversion of this debt will also substantially reduce the Company's debt service requirements in the coming year. Second, also on December 15, 1999, the Company entered into a new $5.4 million five-year convertible note with FNFI. During 1999, the Company had exceeded the borrowings available under the FNFI note agreement. With the conversion of the $18.0 million of notes on December 15, 1999, the Company's borrowing arrangements no longer existed. The Company negotiated this new note to address the amounts borrowed in excess of the note limit. There are no other borrowings available or contemplated between the Company and FNFI, with the exception of a $2.0 million lease commitment from FNF Capital, Inc., a wholly owned subsidiary of FNFI. Such lease will be used to finance anticipated equipment purchases by the Company in 2000. Finally, on December 22, 1999, the Company entered into a one-year $5.0 million revolving line of credit with Imperial Bank. As of March 31, 2000, the Company has borrowed $2.2 million under this line of credit.

The Company must comply with certain affirmative and negative covenants related to its outstanding debt and notes payable. The Company was in compliance with these covenants at March 31, 2000.

While the Company has historically experienced negative cash flow from operations, the Company believes that its cash flow will improve significantly in the remainder of 2000 as the result of several factors. First, the postage meter and scale division, which used cash in 1999, has been phased out and the Company is focusing its efforts on the higher margin technology business. Second, LDExchange expended significant funds purchasing and installing equipment, implementing its international direct arrangements and on building the revenue base. The Company believes that with these costs now behind it, and the majority of the capital costs now completed, year 2000 will show significant improvement in the LDExchange cash flow. In addition, on May 5, 2000, the Company entered into an agreement to sell LDExchange. See Footnote 6 -- Subsequent Events. The majority of the sales price will be paid in cash. Finally, the Company is hiring approximately 150 employees from Chicago Title as a result of the FNFI acquisition of Chicago Title on March 20, 2000. This new business is expected to generate substantial new revenues and profits for the Company. As a result of the above positive developments, the Company believes that it will have sufficient cash and borrowing resources to meet its operating and growth requirements.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe there have been any material changes in the market risks since December 31, 1999, which would impact the fair value of certain liabilities included in the condensed consolidated balance sheets. In addition, if market interest rates were to change 10% from levels existing at March 31, 2000, the change in the market value would not be material to the Company's financial condition.

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

          None