Form 10-Q
period 2000-09-30
MICRO GENERAL CORP
filed 2000-11-14
CIK 67383

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

                    For the Quarter Ended September 30, 2000

                          Commission File Number 0-8358


                            MICRO GENERAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              95-2621545
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


2510 N. Red Hill Avenue, Suite 230, Santa Ana, California         92705
-----------------------------------------------------------     ----------
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

$.05 par value Common Stock 13,213,507 shares as of November 6, 2000

Exhibit Index appears on page 13 of 13 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT
                        Quarter Ended September 30, 2000

                                TABLE OF CONTENTS

                                                                                PAGE NUMBER
                                                                                -----------
Part I:  FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements

         A.  Condensed Consolidated Balance Sheets as of September 30, 2000
             and December 31, 1999                                                   3

         B.  Condensed Consolidated Statements of Operations for the
             three-month periods ended September 30, 2000 and 1999                   4

         C.  Condensed Consolidated Statements of Operations for the
             nine-month periods ended September 30, 2000 and 1999                    5

         D.  Condensed Consolidated Statements of Cash Flows for the
             nine-month periods ended September 30, 2000 and 1999                    6

         E.  Notes to Condensed Consolidated Financial Statements                    7

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                              10

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk             12

Part II: OTHER INFORMATION

   Items 1-3 and 5. of Part II have been omitted because they are not applicable with respect to the current reporting period

   Item 4.   Submission of Matters to Vote of Security Holders                      13

   Item 6.   Exhibits and Reports on Form 8-K                                       13

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

                                              MICRO GENERAL CORPORATION
                                              -------------------------
                                                   (Registrant)

By: /s/ Dale W. Christensen
    --------------------------------------
        Dale W. Christensen
        Chief Financial Officer (Principal
        Financial and Accounting Officer)                Date: November 14, 2000

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                 2000                 1999
                                                                             -------------        -------------
                                                                              (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents .......................................        $  2,008,203         $  1,400,874
    Trade accounts receivable, less allowance for doubtful
      accounts of $858,030 in 2000 and $2,265,601 in 1999 ...........           4,514,153            3,391,824
    Trade accounts receivable due from affiliates ...................          10,010,335            3,020,908
    Inventories .....................................................              70,047              438,728
    Prepaid expenses and other assets ...............................           1,902,721            1,594,600
                                                                             ------------         ------------
        Total current assets ........................................          18,505,459            9,846,934

Property and equipment, net .........................................          10,667,544            7,038,858
Capitalized software development costs, less accumulated
  amortization of $4,019,919 in 2000 and $3,540,854 in 1999 .........             328,615              747,680
Cost in excess of net assets acquired, less accumulated
  amortization of $5,140,388 in 2000 and $3,329,898 in 1999 .........           7,374,347            8,570,704
Investment in TXMNet, Inc. ..........................................           1,660,893                   --
Investment in joint venture .........................................                  --              638,938
                                                                             ------------         ------------
                                                                             $ 38,536,858         $ 26,843,114
                                                                             ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ...........................        $  8,979,055         $  5,796,031
    Income and other taxes payable ..................................             223,416              252,545
    Deferred tax liabilities ........................................             361,726              361,726
    Deferred revenue ................................................                  --              167,000
    Current portion of capital leases with affiliate ................             392,193              387,765
    Notes payable ...................................................           4,938,099                   --
                                                                             ------------         ------------
        Total current liabilities ...................................          14,894,489            6,965,067

Amounts and notes payable to affiliates .............................           5,265,408            5,265,408
Capital leases payable-long term ....................................           1,513,067            1,834,837
Notes payable .......................................................           1,472,200                   --
Other long term liabilities .........................................             146,067              146,067
                                                                             ------------         ------------
        Total liabilities ...........................................          23,291,231           14,211,379

Commitments and contingencies

Subsequent events

Stockholders' equity:
  Preferred stock, $.05 par value. Authorized 1,000,000 shares;
    none issued and outstanding .....................................                  --                   --
  Common stock, $.05 par value. Authorized 20,000,000 shares;
    issued and outstanding 13,196,100 at September 30, 2000 and
    12,535,638 shares at December 31, 1999 ..........................             659,805              626,782
  Additional paid-in capital ........................................          28,357,709           25,301,745
  Accumulated deficiency ............................................         (13,771,887)         (13,296,792)
                                                                             ------------         ------------
        Total stockholders' equity ..................................          15,245,627           12,631,735
                                                                             ------------         ------------
                                                                             $ 38,536,858         $ 26,843,114
                                                                             ============         ============

            See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTH PERIODS ENDED
                                                                       SEPTEMBER 30,
                                                             ---------------------------------
                                                                 2000                 1999
                                                             ------------         ------------
                                                                        (UNAUDITED)
Revenues:
Hardware and software sales and maintenance revenues         $  3,705,581         $  4,650,896
Telecommunication service revenues ..................          10,351,580           19,787,895
Service and license revenues ........................          14,407,714            3,414,203
                                                             ------------         ------------
        Total revenues ..............................          28,464,875           27,852,994
                                                             ------------         ------------

Cost of revenues:
Hardware, software and maintenance cost of revenues .           1,754,801            2,382,769
Telecommunication service cost of revenues ..........           9,505,712           18,829,695
Service and license cost of revenues ................           8,963,204            1,981,636
                                                             ------------         ------------
        Total cost of revenues ......................          20,223,717           23,194,100
                                                             ------------         ------------
        Gross profit ................................           8,241,158            4,658,894
                                                             ------------         ------------

Operating expenses:
    Selling, general and administrative expenses ....           4,709,907            3,771,012
    Depreciation and amortization of cost in excess
      of net assets acquired and capitalized software
      development costs .............................           1,975,167            1,149,187
                                                             ------------         ------------
        Total operating expenses ....................           6,685,074            4,920,199
                                                             ------------         ------------
        Operating income (loss) .....................           1,556,084             (261,305)

Interest expense, net ...............................            (423,992)            (556,944)
                                                             ------------         ------------
        Income (loss) before income taxes ...........           1,132,092             (818,249)

Income tax expense ..................................                  --                   --
                                                             ------------         ------------
        Net income (loss) ...........................        $  1,132,092         $   (818,249)
                                                             ============         ============


Income (loss) per share - basic .....................        $        .09         $       (.11)
                                                             ============         ============
Income (loss) per share - diluted ...................        $        .08         $       (.11)
                                                             ============         ============

Number of shares used in per share computations -
  Basic .............................................          13,101,971            7,753,580
  Diluted ...........................................          14,668,582            7,753,580

            See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  NINE MONTH PERIODS ENDED
                                                                        SEPTEMBER 30,
                                                             ---------------------------------
                                                                 2000                 1999
                                                             ------------         ------------
                                                                        (UNAUDITED)
Revenues:
Hardware and software sales and maintenance revenues         $ 12,418,765         $ 13,261,993
Telecommunication service revenues ..................          35,325,137           49,159,131
Service and license revenues ........................          30,716,810            9,650,832
                                                             ------------         ------------
        Total revenues ..............................          78,460,712           72,071,956
                                                             ------------         ------------

Cost of revenues:
Hardware, software and maintenance cost of revenues .           6,262,545            9,046,354
Telecommunication service cost of revenues ..........          33,079,503           47,046,478
Service and license cost of revenues ................          19,962,695            5,011,156
                                                             ------------         ------------
        Total cost of revenues ......................          59,304,743           61,103,988
                                                             ------------         ------------
        Gross profit ................................          19,155,969           10,967,968
                                                             ------------         ------------

Operating expenses:
    Selling, general and administrative expenses ....          13,686,902           11,004,145
    Depreciation and amortization of cost in excess
      of net assets acquired and capitalized software
      development costs .............................           4,691,776            3,137,897
                                                             ------------         ------------
        Total operating expenses ....................          18,378,678           14,142,042
                                                             ------------         ------------
        Operating income (loss) .....................             777,291           (3,174,074)

Joint venture loss ..................................            (578,045)                  --
Interest expense, net ...............................            (674,341)          (1,236,371)
                                                             ------------         ------------
        Loss before income taxes ....................            (475,095)          (4,410,445)

Income tax expense ..................................                  --                4,000
                                                             ------------         ------------
        Net loss ....................................        $   (475,095)        $ (4,414,445)
                                                             ============         ============


Loss per share - basic and diluted ..................        $       (.04)        $       (.58)
                                                             ============         ============

Number of shares used in per share computations -
  basic and diluted .................................          12,937,278            7,656,945

            See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTH PERIODS ENDED
                                                                                  SEPTEMBER 30,
                                                                       ---------------------------------
                                                                           2000                 1999
                                                                       ------------        -------------
                                                                                 (UNAUDITED)
Cash flows from operating activities:
    Net loss ..................................................        $  (475,095)        $ (4,414,445)
    Adjustments to reconcile net loss to net cash
     Used in operating activities:
      Depreciation and amortization ...........................          4,691,776            3,137,897
      Provision for doubtful accounts .........................            515,375                   --
      Joint venture loss ......................................            578,045                   --
    Changes in assets and liabilities:
        Trade accounts receivable .............................         (1,637,704)          (7,087,358)
        Inventories ...........................................            368,681             (890,266)
        Prepaid expenses and other assets .....................           (308,121)          (1,835,085)
        Accounts payable and accrued expenses .................          3,800,267            7,894,606
        Income and other taxes payable ........................            (29,129)             (81,319)
        Deferred revenue ......................................                 --             (189,839)
        Customer deposits .....................................           (167,000)                  --
        Amounts due from affiliates ...........................         (6,989,427)          (2,931,432)
        Amounts due to affiliates .............................                 --             (284,833)
                                                                       -----------         ------------
           Net cash provided by (used in)
             operating activities .............................            347,668           (6,682,074)
                                                                       -----------         ------------
Cash flows from investing activities:
    Purchases of property and equipment .......................         (3,240,479)          (3,285,678)
    Decrease in notes receivable ..............................                 --               29,850
    Investment in joint venture ...............................         (1,450,000)                  --
    Investment in TXMNet, Inc. ................................            (45,000)                  --
                                                                       -----------         ------------
           Net cash used in investing activities ..............         (4,735,479)          (3,255,828)
                                                                       -----------         ------------
Cash flows from financing activities:
    Net increase in borrowings - note payable .................          3,700,000           10,234,412
    Principal payments under capital leases ...................           (317,342)             (21,236)
    Payment of interest due affiliates ........................           (617,243)                  --
    Stock issues or exercise of stock options .................          2,369,854              223,542
    Principal payments on notes payable .......................           (140,129)                  --
                                                                       -----------         ------------
           Net cash provided by financing activities ..........          4,995,140           10,436,718
                                                                       -----------         ------------

           Net increase in cash and cash equivalents ..........            607,329              498,816

Cash and cash equivalents at beginning of period ..............          1,400,874              914,796
                                                                       -----------         ------------
Cash and cash equivalents at end of period ....................        $ 2,008,203         $  1,413,612
                                                                       ===========         ============

Supplemental cash flow information:
    Income taxes paid .........................................        $        --         $     60,000
                                                                       ===========         ============
    Interest paid .............................................        $   737,336         $    108,698
                                                                       ===========         ============

Noncash investing and financing activities:
      Acquisition of Interactive Associates, Inc.
        for common stock ......................................        $        --         $    388,000
                                                                       ===========         ============
      Earnout payment to Interactive Associates, Inc.
        principals for common stock ...........................        $   614,133         $         --
                                                                       ===========         ============
      Investment in TXMNet, Inc. ..............................        $ 1,615,893         $         --
                                                                       ===========         ============
      Note Financing of hardware/software .....................        $ 2,850,428         $         --
                                                                       ===========         ============

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

Basic earnings per share is based on the weighted-average number of shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per share gives effect to assumed conversions of potentially dilutive securities. All outstanding options and warrants have been excluded from the calculations of diluted loss per share as their inclusion would be antidilutive. The number of exercisable options and warrants outstanding at September 30, 2000 was 2,127,876 and 587,000, respectively.

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

On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of Micro General with ACS, a wholly-owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was valued at $1.3 million. Following the merger of Micro General and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the legal surviving entity and ACS as the surviving entity for accounting purposes. At September 30, 2000, FNFI owned approximately 66% of the outstanding common stock of the Company and, along with its affiliates, generated 56% of the Company's revenue for the 9 months ended September 30, 2000 (32% for the nine month period ended September 30, 1999).

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

In addition, as a result of the acquisition of LDExchange.com, Inc., which closed on November 17, 1998, the Company has been able to enter the international telecommunications market, which complements the range of telecommunications services offered by ACS. LDExchange is an emerging multinational carrier focused primarily on the international long distance market. LDExchange offers reliable, low cost switched voice services on a wholesale basis, primarily to U.S. based long distance carriers. The LDExchange purchase price was $3.1 million, payable $1.1 million in cash and $2.0 million in Company common stock (1,000,000 shares). The acquisition was accounted for as a purchase.

On May 5, 2000, the Company entered into an agreement to sell its wholly owned subsidiary, LDExchange.com, Inc. The sales price is anticipated to be between $9,175,000 and $15,000,000 depending upon various contingencies. The Company is uncertain of the buyer's ability to perform under the purchase agreement and there can be no assurance that the sale of LDExchange will be completed. The Company believes that if this transaction is completed, it will enable the Company to better focus on the development of its e-commerce initiatives.

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

Because of the start-up nature of escrow.com, the Company has fully reserved the $4.5 million note receivable on its consolidated balance sheet. The gain on the sale of assets will be realized at such time that escrow.com has sufficient funding in place to reasonably ensure the payment of the note. While the Company has no equity interest in escrow.com at September 30, 2000, the 15.0 million warrants give the Company the opportunity to acquire a substantial interest in escrow.com. Escrow.com is incurring substantial losses and may need to raise additional funds in order to continue its operations. The Company's potential ownership in escrow.com may be substantially diluted if escrow.com issues additional shares to raise the necessary capital.

As previously described, the Company has warrants that, upon their exercise, will give the Company substantial ownership in escrow.com. In April 2000, escrow.com completed a private placement in which it raised gross proceeds of $30.0 million. As an inducement to invest, the Company assigned to two of the investors 250,000 of its 15.0 million warrants in escrow.com. As a result of this funding, escrow.com has 10,539,314 shares outstanding. Although escrow.com has raised additional capital, those funds are not to be used for repayment of the $4.5 million note receivable discussed above. Therefore, the note will continue to be fully reserved until such time that escrow.com has sufficient funding in place to reasonably ensure payment of the note. Assuming exercise of the warrants, the Company would have a 58.3% ownership in escrow.com.

(4) TXMNet, Inc.

On May 19, 2000 Micro General entered into an Asset Transfer, Right of First Refusal, and Stock Purchase Agreement ("Agreement") that provided the assets necessary to launch TXMNet as a new company. Under the Agreement, the Company sold TXMNet all software, trademarks, the website and all other intellectual property related to the TXMNet business. In addition, the Company sold to TXMNet its 50% ownership in the RealEC Joint Venture with Stewart Title. Under the terms of the Agreement, the Company received from TXMNet 6,500,000 shares of Series A non-voting convertible preferred stock. Each share of convertible stock may be converted into one share of TXMNet common stock. The Company's investment in TXMNet is recorded at $1,510,893, which was the book value of the RealEC investment at the time it was transferred to TXMNet. In addition, over the next three years the shares will yield dividends at a rate of 5% annually, which will be payable, at the Company's option, in cash or in shares of additional Series A non-voting convertible preferred stock. The Company does not presently have a common stock ownership in TXMNet, however, assuming conversion of the non-voting convertible preferred stock and the earning of the additional shares over the next three years, the Company would have an 86% ownership in TXMNet.

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

TXMNet is a startup enterprise. In addition to the intellectual property and 50% ownership in the RealEC Joint Venture, TXMNet has raised a total of $1,250,000. TXMNet is incurring substantial losses as it is implementing its business plan, and will need to raise substantial additional funds in order to continue its operations. The Company's potential ownership in TXMNet may be substantially diluted as TXMNet issues additional shares to raise the necessary capital.

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

(6) Segment Information

The Company's condensed consolidated financial statements as of and for the quarters ended September 30, 2000 and 1999 include three reportable segments.

                                                                                                   INTRA-COMPANY
                                             ACS               LDEXCHANGE           CORPORATE      ELIMINATIONS       TOTAL
                                         ------------         ------------         ------------    -------------  ------------
September 30, 2000:
Total revenues ..................        $ 18,113,295         $ 10,351,580         $         --                   $ 28,464,875

Operating income (loss) .........        $  3,962,275         $ (1,354,937)        $ (1,051,254)                  $  1,556,084
Interest expense (net) ..........            (254,541)             (98,571)             (70,880)                      (423,992)
                                         ------------         ------------         ------------                   ------------
Income (loss) before income taxes        $  3,707,734         $ (1,453,508)        $ (1,122,134)                  $  1,132,092
                                         ============         ============         ============                   ============

Depreciation and amortization ...        $    522,689         $    898,741         $    553,737                   $  1,975,167

Total assets ....................        $ 22,993,961         $ 11,060,114         $ 16,403,591    (11,920,808)   $ 38,536,858
                                         ============         ============         ============   ============    ============

September 30, 1999:
Total revenues ..................        $  9,473,345         $ 18,379,649         $         --                   $ 27,852,994

Operating income (loss) .........        $    760,755         $   (201,061)        $   (820,999)                  $   (261,305)
Interest expense (net) ..........            (340,402)            (114,917)            (101,625)                      (556,944)
                                         ------------         ------------         ------------                   ------------
Income (loss) before income taxes        $    420,353         $   (315,978)        $   (922,624)                  $   (818,249)
                                         ============         ============         ============                   ============

Depreciation and amortization ...        $    245,450         $     64,987         $    838,750                   $  1,149,187

Total assets ....................        $ 25,798,592         $ 13,169,553         $  5,517,364     (6,170,025)   $ 38,315,484
                                         ============         ============         ============    ===========    ============

The Company's condensed consolidated financial statements as of and for the nine months ended September 30, 2000 and 1999 include three reportable segments.

                                                                                                   INTRA-COMPANY
                                              ACS              LDEXCHANGE            CORPORATE     ELIMINATIONS       TOTAL
                                         ------------         ------------         ------------    ------------   ------------
September 30, 2000:
Total revenues ..................        $ 43,135,575         $ 35,325,137         $         --                   $ 78,460,712

Operating income (loss) .........        $  7,677,464         $ (3,753,871)        $ (3,146,302)                  $   (777,291)
Joint venture loss ..............                  --                   --             (578,045)                      (578,045)
Interest expense (net) ..........            (444,473)            (182,738)             (47,130)                      (674,341)
                                         ------------         ------------         ------------                   ------------
Income (loss) before income taxes        $  7,232,991         $ (3,936,609)        $ (3,771,477)                  $   (475,095)
                                         ============         ============         ============                   ============

Depreciation and amortization ...        $  1,316,572         $  1,784,186         $  1,591,018                   $  4,691,776

Total assets ....................        $ 22,993,961         $ 11,060,114         $ 16,403,591    (11,920,808)   $ 38,536,858
                                         ============         ============         ============   ============    ============

And for quarter end September 30, 1999:

                                                                                                   INTRA-COMPANY
                                              ACS              LDEXCHANGE            CORPORATE     ELIMINATIONS       TOTAL
                                         ------------         ------------         ------------    ------------   ------------
Total revenues ..................        $ 26,608,554         $ 44,476,591         $    986,811                   $ 72,071,956

Operating loss ..................        $   (871,959)        $   (515,901)        $ (1,786,214)                  $ (3,174,074)
Interest expense (net) ..........            (762,307)            (131,689)            (342,375)                    (1,236,371)
                                         ------------         ------------         ------------                   ------------
Loss before income taxes ........        $ (1,634,266)        $   (647,590)        $ (2,128,589)                  $ (4,410,445)
                                         ============         ============         ============                   ============

Depreciation and amortization ...        $    835,379         $    331,561         $  1,970,957                   $  3,137,897

Total assets ....................        $ 25,798,592         $ 13,169,553         $  5,517,364     (6,170,025)   $ 38,315,484
                                         ============         ============         ============    ===========    ============

(7) Options

Under the Company's stock option plan, in the nine-months ended September 30, 2000, the Company granted options to acquire 514,000 shares at the then current market price. Of the stock options granted, 201,667 shares are vested and the remaining 312,333 shares will vest over periods up to four years.

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

Results of Operations

Revenue

Revenues increased $612,000 or 2%, to $28.5 million in the quarter ended September 30, 2000 from $27.9 million in the quarter ended September 30, 1999. For the nine months ended September 30, 2000, revenue was $78.5 million, an increase of $6.4 million or 9% over revenue of $72.1 million for the nine-month period ended September 30, 1999. The increase is a result of an approximate $21.1 million increase in the nine-month period in service and license revenues, offset by an approximate $13.8 million decrease in telecommunication service revenues. The increase in service and license revenues can be attributed to the substantial additional business that has been directed to the Company by Fidelity as a result of its Chicago Title acquisition. In April 2000, the Company hired approximately 150 former Chicago Title information technology employees, and at the same time entered into an agreement to provide information technology services to Fidelity/Chicago Title. The Company anticipates that this agreement will provide substantial additional revenues to the Company from Fidelity/Chicago Title. The decrease in telecommunication service revenues in the Company's subsidiary LDExchange resulted from the loss of several international telecommunications services arrangements combined with a decision by LDExchange to decrease the volumes of certain low margin international traffic. The percentage of revenue generated from multiple service arrangements with Fidelity National Financial, Inc. and affiliates was 56% for the nine months ended September 30, 2000 versus 32% for the nine-month period ended September 30, 1999.

Gross Profit

For the three months ended September 30, 2000, gross profit increased $3.6 million, or 77%, to $8.2 million (29% of revenue) as compared to gross profit of $4.7 million (17% of revenue) in the comparable 1999 period. Gross profit in the nine months ended September 30, 2000 was $19.2 million (24% of revenue), which was an increase of $8.2 million, or 75%, from gross profit of $11 million (15% of revenue) in the comparable 1999 period. Gross profit as a percentage of revenue increased in both the three and nine-month periods due to the additional service and license revenues in the third quarter. The gross profit from service and license revenues was $5.4 million in the 2000 third quarter as compared to $1.4 million in the 1999 third quarter. In addition, the lower margin telecommunications revenues were 36% of total revenues in the three months ended September 30, 2000, a decrease from being 71% of revenues in the comparable 1999 period. This change in revenue mix away from the lower margin telecommunications revenue and into the higher margin service and license revenues will continue to have a positive impact on the Company's gross profit.

Expenses

Selling, general and administrative expenses ("SG&A") increased to $4.7 million in the third quarter of 2000 from $3.8 million in the third quarter of 1999. SG&A expenses increased to $13.7 million from $11.3 million in the nine months ended September 30, 2000 and 1999, respectively. The increase in SG&A expenses in the 2000 periods was primarily caused by the hiring of approximately 150 former Chicago Title employees which caused a substantial increase in general and administrative expenses related to those new employees.

Depreciation of property and equipment and amortization of cost in excess of net assets acquired and capitalized software development costs is a function of the characteristics of the tangible and intangible assets recorded during a particular period and the estimated useful life of those assets. Fluctuations in depreciation and amortization expense result from the amount, mix and characteristics of the intangible assets recorded as well as the circumstances surrounding the Company's estimate of the appropriate useful life. During the three months ended September 30, 2000 and 1999, depreciation of property and equipment and amortization of costs in excess of net assets acquired and capitalized software development costs was $2 million and $1.2 million, respectively. During the nine months ended September 30, 2000 and 1999, depreciation and amortization was $4.7 million and $2.8 million, respectively. The increase in the 2000 period results from the Company's determination in mid-1999 to amortize all costs in excess of net assets acquired over 5 years, rather than over the 5 to 15 year periods that had previously been used. In addition, the Company's depreciable property and equipment increased from $7.2 million at September 30, 1999 to $14.2 million at September 30, 2000.

Interest expense, net, is related to the use of the Company's available working capital, which is in the form of available cash and lines of credit. Interest expense, net, decreased by $133,000 in the three months ended September 30, 2000, to $424,000 as compared with $557,000 in the three months ended September 30, 1999. This decrease results from the conversion of $18.0 million of debt into equity in December 1999. At September 30, 2000, there is $11.7 million of interest bearing debt outstanding as compared to $22.3 million that was outstanding at September 30, 1999.

Income tax expense is recorded based on the amounts that the Company estimates, based on the Company's taxation structure, will be due to federal and state taxation authorities. Micro General pays only minimum taxes based on current operating results due to the fact that Micro General has not historically generated earnings.

Liquidity and Capital Resources

The Company's current cash requirements include debt service, personnel and other operating expenses, capital expenditures and capital for acquisitions and expansion. Internally generated funds fluctuate in a pattern generally consistent with revenues. Since the Company has repositioned itself as a result of the merger with ACS Systems, Inc. and the acquisition of LDExchange, the revenue, and therefore, cash flow base has stabilized. In addition, in the quarter ended September 30, 2000, the Company reported a profit of $1.1 million as opposed to a loss of $818,000 in the previous years comparable quarter, and compares favorably with the most recent quarter ended June 30, 2000 in which the Company reported net income of $8,000. The Company believes that as a result of its current revenue base, improved profitability, increased margins, the anticipated availability of funds in the form of existing lines of credit and the potential sale of LDExchange, all cash requirements will be met for at least the next twelve months.

The Company has historically suffered losses and negative cash flows from operations, and has relied on FNFI as the primary source of capital to fund its operations in the form of revenues generated by the Company related to products and services provided to FNFI, as a source of funds via available financing arrangements, and as a guarantor of certain of the Company's lending arrangements. In December 1999, three significant transactions occurred that substantially improved both the Company's liquidity and its capital resources. First, on December 15, 1999, $18.0 million of the Company's debt was converted into common stock pursuant to a conversion election contained in the notes and exercised by the note holders. The conversion of this debt caused an improvement from a negative stockholders' equity to $12.6 million in stockholders' equity at December 31, 1999. The conversion of this debt will also substantially reduce the Company's debt service requirements in the coming year. Second, also on December 15, 1999, the Company entered into a new $5.4 million five-year convertible note with FNFI. During 1999, the Company had exceeded the borrowings available under the FNFI note agreement. With the conversion of the $18.0 million of notes on December 15, 1999, the Company's borrowing arrangements no longer existed. The Company negotiated this new note to address the amounts borrowed in excess of the note limit. There are no other borrowings available or contemplated between the Company and FNFI, with the exception of a $2.0 million lease commitment from FNF Capital, Inc., a wholly owned subsidiary of FNFI. Such leases will be used to finance anticipated equipment purchases by the Company in 2000. Also, on December 22, 1999, the Company entered into a one-year $5.0 million revolving line of credit with Imperial Bank. As of September 30, 2000 the Company has borrowed $3.7 million under this line of credit. Finally, the Company has entered into a number of hardware and software financing arrangements totaling $2.9 Million as of September 30, 2000.

The Company must comply with certain affirmative and negative covenants related to its outstanding debt and notes payable. The Company was in compliance with these covenants at September 30, 2000.

While the Company has historically experienced negative cash flow from operations, the Company believes that its cash flow will improve significantly in the remainder of 2000 as the result of several factors. First, the postage meter and scale division, which used cash in 1999, has been phased out and the Company is focusing its efforts on the higher margin technology business. Second, LDExchange expended significant funds purchasing and installing equipment, implementing its international direct arrangements and building the revenue base. The Company believes that with these costs now behind it, and the majority of the capital costs now completed, LDExchange should show significant improvement in it's cash flow. Finally, the Company has hired approximately 150 employees from Chicago Title as a result of the FNFI acquisition of Chicago Title on March 20, 2000. This new business is generating substantial new revenues and profits for the Company. As a result of the above positive developments, the Company believes that it will have sufficient cash and borrowing resources to meet its operating and growth requirements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe there have been any material changes in market risks since December 31, 1999, which would impact the fair value of certain liabilities included in the condensed consolidated balance sheets. In addition, if market interest rates were to change 10% from levels existing at September 30, 2000, the change in the market value would not be material to the Company's financial condition.

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