Form 10-K405
period 2000-12-31
MICRO GENERAL CORP
filed 2001-04-02
CIK 67383

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

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

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
          COMMON STOCK, $.05 PAR VALUE                                NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     As of March 15, 2001, 13,267,581 shares of common stock ($.05 par value) were outstanding, and the aggregate market value of the shares of the common stock held by non-affiliates of the registrant was $34,314,000.

     LOCATION OF EXHIBIT INDEX: The index to exhibits is contained in Part IV herein on page number 39.

     The information in Part III hereof is incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2000, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                        PAGE
                                                                        NO.
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    8
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...   15
Item 8.   Financial Statements and Supplementary Data.................   16
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   39

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   39
Item 11.  Executive Compensation......................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   39
Item 13.  Certain Relationships and Related Transactions..............   39

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   39

                                     PART I

ITEM 1. BUSINESS

     Micro General Corporation ("Micro General" or "the Company") is a provider of production and workflow software systems to the title and real estate industries. The Company also provides managed application services, application development and integration, network, data and infrastructure management and information technology outsourcing. Historically, the Company's operations consisted of the design, manufacture and sale of computerized postal and shipping systems. With the acquisition of ACS Systems, Inc. ("ACS") in mid-1998, the Company shifted its focus to information technology and telecommunication services.

     On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of Micro General with ACS, a wholly-owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was appraised at $1.3 million. Following the merger of Micro General and ACS, FNFI owned 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the legal surviving entity and ACS as the surviving entity for accounting purposes. At December 31, 2000, ACS was formally merged into Micro General. FNFI owned 65.7% of the Company's outstanding common stock at December 31, 2000.

     On November 17, 1998, the Company completed the acquisition of LDExchange.com, Inc. ("LDExchange"), an emerging multinational carrier focused primarily on the international long distance market. LDExchange is a facilities-based, wholesale long distance carrier providing low cost international telecommunication services primarily to U.S. based long distance carriers. In 2000, LDExchange obtained the necessary state certifications to begin offering domestic long distance services across the country. In addition, the telecommunication assets and customers of ACS were transferred into LDExchange and have become an integral part of the LDExchange telecommunication product offerings. The LDExchange purchase price was $3.1 million, payable $1.1 million in cash and $2.0 million in Micro General restricted common stock (1,000,000 shares).

SERVICES

     The Company offers its customers a portfolio of related services within the broad categories of professional services, managed application services, information technology and telecommunications. FNFI represented 60% and 29% of total Company revenues in 2000 and 1999, respectively.

  Professional Services

     These services include systems development, integration, telephony solutions, business process management, consulting and enterprise software solutions.

  Managed Application Services

     Net Global Solutions ("NGS") is a web-based platform designed to substantially increase the efficiency of the title production process. This application will permit data retrieval/file access from remote locations and allow seamless workflow among title brands and real estate related subsidiaries. Currently in the final stages of development, it is slated to replace older legacy systems supporting both the FNFI and Chicago Title Corporation ("Chicago Title") operations, acquired by FNFI in March 2000. It will also be marketed to other title underwriters and independent title offices across the United States.

     SIMON is the legacy desktop title and escrow application owned and operated by the Company and is currently used in approximately 450 FNFI offices and by approximately 200 other escrow and title agencies. The implementation of the NGS software system will replace the SIMON application in the Fidelity offices over the next 18 months.

     TEAM is the legacy Chicago Title VAX-based system utilized in over 650 Chicago Title offices and is currently being supported and maintained by the Company's personnel. The implementation of the Company's NGS software system is anticipated to replace the TEAM system over the next 18 months.

  Information Technology

     These services include voice and data network design, hardware and software systems, implementation and management and desktop support services. Under construction is a Virtual Private Network ("VPN") that will link approximately 1,100 FNFI and Chicago Title offices and provide the gateway to deploy NGS while providing cost savings through bundled services.

  Telecommunications

     LDExchange is a provider of both retail domestic long distance services and wholesale international long distance call completion services. In 2000, the Company had total telecommunications revenues of $44.3 million. LDExchange is certified to provide long distance services nationwide and has customers in 32 states. During the fiscal year ended December 31, 2000, domestic telecommunications revenue was approximately 7% of the Company's total telecommunications revenues.

     Wholesale international long distance call completion services accounted for the remaining 93% of the Company's total telecommunication revenues. These services are provided primarily to U.S.-based telecommunications companies offering their services to customers whose calls originate in the U.S. and terminate in foreign countries. LDExchange obtains the majority of its call completion services through purchase agreements with other international telecommunications companies; however, the Company does have direct purchase arrangements with partners in four foreign countries. LD Exchange leases satellite facilities in order to transport long distance calls from its New York and California telecommunications centers to its partners' foreign country locations. LDExchange has one customer that represents a significant portion of its revenues. In 2000, this customer was 21% of LDExchange's total revenues (See Risk Factors -- Customer Concentration).

REALEC TECHNOLOGIES, INC.

     On October 8, 1998, the Company announced the creation of RealEC, one of the largest real estate electronic commerce networks in the nation. RealEC commenced operations in mid-1999 and was a 50% owned joint venture with Stewart Mortgage Information, a subsidiary of Stewart Information Services Corporation (NYSE:STC). RealEC provides a standardized, electronic platform which lenders and realtors can utilize to order and receive products and services from multiple vendors, such as credit, flood, appraisal, title and closing. This open, eCommerce network currently gives lenders and realtors access to over 2,000 vendors located across the United States.

     On May 19, 2000, the Company created TXMNet, Inc. and invested its 50% ownership of RealEC into the new entity along with certain other intellectual property in exchange for 6,650,000 shares of convertible, non-voting preferred stock. The Company's investment in TXMNet was $1,660,893, which was the book value of its 50% ownership in RealEC that was part of the assets contributed by the Company into TXMNet, Inc. On December 31, 2000, Stewart Mortgage Information exchanged its 50% ownership position in RealEC for 2,935,000 shares of convertible non-voting preferred stock in TXMNet, Inc. TXMNet, Inc. changed its name to RealEC Technologies, Inc. on February 13, 2001. The Company has accounted for the approximately $1.3 million advanced to TXMNet in 2000 using the modified equity accounting method, and had, as of December 31, 2000, fully reserved this receivable. The reserve will be reversed at such time that RealEC Technologies has sufficient funding to repay the amounts advanced to it by the Company and to conduct its operations for at least the next year. RealEC Technologies has also retained an investment banker to raise $4 - $8 million which is expected to be completed in the second quarter of 2001. As of December 31, 2000, RealEC Technologies had 10,835,000 shares outstanding. On a fully diluted basis, the Company has a 62% ownership in RealEC Technologies, Stewart Title Corporation has a 27% ownership, and the remaining 11% ownership is by other investors.

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

     Because of the start-up nature of escrow.com, the Company has fully reserved the $4.5 million note receivable on its consolidated balance sheet. The gain on the sale of assets will be realized at such time that escrow.com has sufficient funding in place to reasonably ensure the payment of the note. While the Company has no equity interest in escrow.com as of December 31, 2000, the
15.0 million warrants give the Company the opportunity to acquire a substantial interest in escrow.com. Escrow.com is incurring substantial losses and may need to raise additional funds in order to continue its operations. The Company's potential ownership in escrow.com may be substantially diluted if escrow.com issues additional shares to raise the necessary capital.

     As previously described, the Company has warrants that, upon their exercise, will give the Company substantial ownership in escrow.com. In April 2000, escrow.com completed a private placement in which it raised gross proceeds of $30.0 million. As an inducement to invest, the Company assigned to two of the investors 250,000 of its 15.0 million warrants in escrow.com. As a result of this funding, escrow.com has 10,541,813 shares outstanding as of December 31, 2000. Although escrow.com has raised additional capital, those funds are not to be used for repayment of the $4.5 million note receivable discussed above. Therefore, the note will continue to be fully reserved until such time that escrow.com has sufficient funding in place to reasonably ensure payment of the note. Assuming exercise of the warrants, the Company would have a 58% ownership in escrow.com.

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

     On March 22, 1999, the Company acquired Interactive Associates, Inc. ("Interactive"), a privately held distributor of computer telephony hardware and services. This acquisition provided for the purchase of 100% of the common stock of Interactive in exchange for 50,000 shares of Micro General common stock, subject to certain conditions, including an earn out provision for up to an additional 50,000 shares. In June 2000, an additional 42,354 shares of Micro General common stock were issued under the earnout provisions of the Interactive acquisition agreement. These shares were valued at $614,333. In December 2000, an additional 7,646 shares of Micro General common stock were issued under the same earnout provisions valued at $49,225. Interactive's business activities have been merged with those of the Company. This acquisition has been accounted for using the purchase method. The financial position and results of operations of Interactive are not material to the Company.

     For additional information related to the Company's operating segments, see note 8 of notes to consolidated financial statements.

REGULATION

     Various aspects of the Company's business are subject to federal, state and foreign regulation, noncompliance with which, depending on the nature of the noncompliance, could result in the suspension or revocation of any license or registration at issue, civil fines or criminal penalties. The Company has not experienced material difficulties in complying with the various laws and regulations affecting its business (See Risk Factors -- Regulation).

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

SIGNIFICANCE OF FIDELITY NATIONAL FINANCIAL, INC.

     Approximately 60% of the Company's total revenue in 2000 was attributable to FNFI and its affiliates. During 1999 and 1998, 29% and 66%, respectively, of the Company's revenue was derived from multiple servicing arrangements with FNFI and its subsidiaries. The Company provides substantially all of the information technology and telecommunication services for FNFI and its subsidiaries. The loss of FNFI as a customer of the Company would have a material adverse effect on the Company. Information technology and telecommunication services are provided pursuant to various agreements between the Company and FNFI.

     The service agreements between the Company and FNFI specify the terms, conditions and scope of products and services to be provided by the Company to FNFI. The contracts are evaluated, modified and renewed on a regular basis. The relationship between the Company and FNFI should not be considered arm's length. The Company has recently signed a new contract with FNFI to continue the development work for new title and escrow production systems and to continue the expansion of FNFI's technology infrastructure. In addition, after the closing of the acquisition of Chicago Title by FNFI on March 20, 2000, the Company hired approximately 150 former Chicago Title employees. These information technology support personnel expanded the Company's commitment to supporting the combined FNFI/Chicago Title technology and telecommunications requirements. This new business from FNFI has substantially expanded revenues derived through the Company's products and services.

     The Company has historically relied on FNFI as the primary source of capital to fund its operations in the form of revenues generated by the Company related to products and services provided to FNFI, as a source of funds via available financing arrangements, and as a guarantor of certain of the Company's lending arrangements. However, during 2000, the Company did not rely on FNFI as a source of capital and obtained outside financing without a corporate guarantee from FNFI. See note 7 of notes to consolidated financial statements.

EMPLOYEES

     As of March 15, 2001, the Company has 421 full-time employees of which 309 are employed in offices in California, 92 in Illinois, 13 in Florida and 7 located throughout the United States. The Company believes that relations with its employees are generally good.

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

     The successful implementation of the Company's new NGS software system could be impacted by certain factors. NGS is a feature rich, complex system that requires the integration of various software platforms into a new web-based software model that will be managed out of a data center that is currently under construction, and the connectivity of over 1,100 Fidelity and Chicago Title locations via the network of a major telecommunications company. Due to the reliance by the Company on these hardware, software and network vendors, certain factors may arise that are specific to these vendors which are beyond the Company's control and that could have an impact on the deployment and operation of NGS. In addition, the Company will be reliant upon these vendors for maintenance, support and enhancements to their hardware, software and network services in order for the Company to successfully operate and maintain NGS. There can be no assurance that NGS will not be impacted by factors that may arise with these vendors that are beyond the Company's control. Also, the Company must successfully complete the build-out of its data center, complete the initial version of the NGS software and successfully deploy the software. There can be no assurance that the Company will be successful in these efforts, or that the customers will be satisfied with the NGS features, levels of support, ease of use, etc. These issues may have a substantial impact on the timing and amounts of revenue that the Company will ultimately derive from the NGS software system.

  Customer Concentration

     As discussed in Item 1. Business -- Significance of FNFI and its affiliates provided approximately 60% of the Company's revenue in 2000. Various service agreements and arrangements exist between the Company and FNFI and generally have a length of one to three years. FNFI continues to be the Company's major customer and the loss of FNFI as a customer would have a material adverse effect on the Company. In addition, LDExchange has one customer that represents 21% of total 2000 LDExchange revenue. This customer does not have a minimum usage commitment with the Company and can terminate its usage of the Company's services at any time. There is no guarantee that the Company can continue to offer competitive pricing to the customer, or that the customer may not elect to move its business to another telecommunications carrier. The Company's revenues and profits could be materially impacted by the loss of this customer.

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

  International Telecommunications

     The international telecommunications market is constantly changing as new long distance resellers emerge and existing providers respond to fluctuating costs and competitive pressures. The Company primarily engages in the resale of international capacity and must quickly respond to changes in costs through pricing adjustments and routing decisions. As a wholesale provider of international terminations, the business operates on narrow margins, and any failure on the Company's part to not respond quickly to changing prices and call routing alternatives could result in substantial losses. There can be no assurance that the Company will be able to continue to monitor and quickly adapt to these conditions. In addition, the Company is highly dependent on its foreign partners in the four countries to which traffic is routed directly. The Company may have limited recourse if its foreign partners do not perform under their contractual arrangements, and the Company may be burdened with satellite lease obligations of up to 12 months if a foreign partner is unable to fulfill its obligations.

     LDExchange has suffered losses since it's acquisition by the Company in 1998. This is not unique to LDExchange as many of its competitors have also experienced a similar difficult operating environment over the past two years. Gross margins have eroded due to increased competition and substantial price discounting in many foreign countries. Many of the Company's competitors have been acquired or have gone out of business. One of the Company's main challenges is managing credit risk due to the high incidence of its customers ceasing their operations. In addition, the Company has been unable to recover certain of its equipment that is located in various foreign countries. The Company believes that its present reserves are adequate but there can be no assurance that the Company will be successful in managing LDExchange through the current difficult environment.

  Regulation

     The Company's interstate and international telecommunication service offerings generally are subject to the regulatory jurisdiction of the FCC, state Public Utility Commissions ("PUCs") and foreign national authorities. Certain states have laws and regulations which include prior certification, notification, registration and/or tariff requirements. The Company believes it has made the filings with the FCC and the appropriate state PUCs, and has taken the actions it believes are necessary to engage in the interstate telecommunications services it currently provides. However, should the FCC or any state PUC determine to revoke the Company's authority to provide telecommunications services in that jurisdiction, it may have a material negative impact on the Company's telecommunications revenues.

     As the international telecommunications markets have become deregulated, service providers have developed alternative arrangements to reduce their terminating costs. The Company utilizes resale arrangements which provide multiple options for routing traffic to the destination country. The Company purchased capacity from 83 vendors in 2000. A substantial portion of this capacity is obtained through variable, per-minute short-term purchase arrangements. This leaves the Company exposed to the negative impact of unanticipated price increases and service cancellations. In addition, the Company has partners in four foreign countries with which it has arrangements to terminate telecommunications traffic directly to the partners switching facilities in that country via satellite transmission facilities which the Company leases. The FCC or foreign regulatory agencies may take the view that certain of the Company's partners terminating arrangements do not comply with current rules and policies. The Company is seeking to increase the amount of revenue derived through direct partnering arrangements. As this revenue source becomes a significant portion of the Company's overall revenue, the loss of such arrangements, whether as a result of regulatory actions, or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

  Need For Additional Capital to Finance Growth and Capital Requirements

     The Company until recently has a history of losses and has relied on FNFI as the primary source of capital to fund its operations. A key element in the Company's growth and competitiveness will be its ability to either finance the development of new products and services, or to have capital sufficient to acquire the necessary products and services. The Company believes that it can meet all anticipated cash requirements from internally generated funds, from existing lines of credit and from potential offerings of its shares; however, there can be no assurance that unanticipated events could not result in substantial additional funds being required to continue the Company's operations. In the event that the Company does require additional capital, there is no assurance that FNFI will make those funds available, that additional borrowing arrangements from non-affiliated parties will be available or that the Company can successfully issue its shares into the capital markets in order to raise additional equity.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

     The Company cautions readers that the forward-looking statements contained in this Form 10-K under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is filing the following cautionary statements identifying important factors that in some cases have affected, and in the future could cause the Company's actual results to differ materially from those expressed in any such forward-looking statements.

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

ITEM 2. PROPERTIES

     The Company's principal offices are located in Santa Ana, California and Chicago, Illinois. The Santa Ana facility provides an aggregate of approximately 36,600 square feet of office space leased through June 2007 and is sub-leased from FNFI. Two Chicago, Illinois facilities provide 34,600 square feet with 11,400 square feet leased through July 2001 and 23,200 square feel leased through July 2004. Additional space consists of approximately 8,600 square feet of office and warehouse space located in Tustin, California leased through February 2001, 2,270 square feet of office space in Ft. Lauderdale, Florida leased through November 2001, 2,000 square feet of office space in San Diego, California leased through March 2002 and 1,100 square feet of telecommunications switching space located in Los Angeles, California leased through January 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET AND PRICES

     The Company is listed on the NASDAQ National Market System, moving from the NASDAQ OTC Bulletin Board in April 2000. The following table sets forth the range of high and low closing bid quotations per share of the Company's common stock for the fiscal quarters indicated.

                                                                BID PRICE
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
Year Ended December 31, 2000
  First Quarter............................................  $43.50    $15.25
  Second Quarter...........................................   27.00      9.25
  Third Quarter............................................   15.75      9.63
  Fourth Quarter...........................................   11.50      5.00

Year Ended December 31, 1999
  First Quarter............................................  $ 4.63    $ 3.31
  Second Quarter...........................................    4.63      3.25
  Third Quarter............................................    4.97      2.88
  Fourth Quarter...........................................   18.00      4.25

     On March 15, 2001, the last reported sale price of common stock was $8.13 per share. As of March 15, 2001, the Company had approximately 2,064 stockholders of record.

DIVIDEND POLICY AND RESTRICTIONS ON DIVIDEND PAYMENTS

     The Company intends to continue its policy of retaining all earnings for reinvestment in the business operations of the Company. Under Delaware law, the Company's Board of Directors may declare and pay dividends on its outstanding shares in cash or property only out of the unreserved and unrestricted earned surplus. Delaware law prohibits the Company from paying cash dividends except to the extent that the Company has net profits in any fiscal year or the preceding fiscal year. There were no accumulated dividends as of December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     The historical operating results data, per share data and balance sheet data set forth below are derived from the historical financial statements of the Company, certain of which have been restated to reflect the ACS Systems, Inc. acquisition and the related reverse merger accounting treatment (See note 1 of notes to consolidated financial statements). The balance sheet data includes the accounts of ACS and LDExchange as of December 31, 2000, 1999 and 1998; and only the accounts of ACS as of December 31, 1997 and 1996. Operating results and per share data for the years ended December 31, 2000 and December 31, 1999 include the results of operations for ACS and LDExchange for the entire year and the results of operations of the postage meter and scale division for a short period in early 1999 until the operations were ceased. Operating results and per share data for the year ended December 31, 1998 include the results of operations for ACS for the year ended December 31, 1998, the results of operations for the postage scale and meter division for the period May 14, 1998 through December 31, 1998 and the results of operations for LDExchange for the period November 17, 1998 through December 31, 1998. Operating results and per share data for the years ended December 31, 1997 and 1996, include only the results of operations of ACS for the years then ended. Consolidated balance sheets at December 31, 2000 and 1999 and consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998, together with the related notes and the report of KPMG LLP, independent certified public accountants, are included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                              2000          1999          1998          1997          1996
                                           -----------   -----------   -----------   -----------   -----------
OPERATING RESULTS DATA:
Hardware, software and maintenance
  revenues...............................  $14,566,478   $15,506,386   $16,248,425   $10,232,371   $ 6,422,557
Service and consulting revenues..........   54,397,481    14,286,972     7,933,084     2,728,449       449,043
Telecommunication service revenues.......   44,277,645    65,293,493     9,834,555       862,814            --
                                           -----------   -----------   -----------   -----------   -----------
          Total revenues.................  113,241,604    95,086,851    34,016,064    13,823,634     6,871,600
                                           -----------   -----------   -----------   -----------   -----------
Hardware, software and maintenance cost
  of sales...............................    6,879,179    14,029,205    15,893,689     8,452,283     5,323,851
Service and consulting cost of sales.....   34,859,301     4,744,703     4,157,756     1,941,502     1,163,715
Telecommunication service cost of
  sales..................................   46,214,903    59,007,262     8,670,138       587,905            --
                                           -----------   -----------   -----------   -----------   -----------
          Total cost of sales............   87,953,383    77,781,170    28,721,583    10,981,690     6,487,566
                                           -----------   -----------   -----------   -----------   -----------
          Gross profit...................   25,288,221    17,305,681     5,294,481     2,841,944       384,034
Selling, general and administrative......   19,140,008    20,035,755     8,949,646     2,984,812     1,513,319
                                           -----------   -----------   -----------   -----------   -----------
          Operating income (loss)........    6,148,213    (2,730,074)   (3,655,165)     (142,868)   (1,129,285)
                                           -----------   -----------   -----------   -----------   -----------
Amortization of goodwill.................   (2,459,526)   (2,456,902)     (522,450)     (146,329)           --
Joint venture loss.......................     (578,045)      (42,189)           --            --            --
Interest income (expense), net...........   (1,090,679)   (1,913,274)     (666,788)       15,130         6,675
                                           -----------   -----------   -----------   -----------   -----------
          Income (loss) before income
            taxes........................    2,019,963    (7,142,439)   (4,844,403)     (274,067)   (1,122,610)
Income tax expense (benefit).............       26,618         4,000         2,400       (64,126)     (417,747)
                                           -----------   -----------   -----------   -----------   -----------
          Net income (loss)..............  $ 1,993,345   $(7,146,439)  $(4,846,803)  $  (209,941)  $  (704,863)
                                           ===========   ===========   ===========   ===========   ===========
PER SHARE DATA:
Income (loss) per share-basic............  $       .15   $      (.92)  $      (.81)  $      (.05)  $      (.15)
Income (loss) per share-diluted..........  $       .14   $      (.92)  $      (.81)  $      (.05)  $      (.15)
Number of shares used in per share
  computations-basic.....................   13,003,483     7,806,660     5,954,000     4,597,000     4,597,000
Number of shares used in per share
  computations-diluted...................   14,577,665     7,806,660     5,954,000     4,597,000     4,597,000
BALANCE SHEET DATA:
Cash and cash equivalents................  $ 5,337,533   $ 1,400,874   $   914,796   $   830,784   $        --
Total assets.............................   51,399,549    26,843,114    23,080,061     9,864,129     7,168,200
Amounts and notes payable to
  affiliates.............................    5,265,408     5,265,408    16,729,411     5,431,417     3,741,380
Total liabilities........................   33,232,437    14,211,379    22,495,473     7,732,738     4,828,868
Stockholders' equity.....................   18,167,112    12,631,735       584,588     2,131,391     2,341,332

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                               QUARTER ENDED
                                        -----------------------------------------------------------
                                         MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                        -----------    -----------    -------------    ------------
2000
Revenue...............................  $20,539,414    $29,456,423     $28,464,875     $34,780,892
Gross Profit..........................    3,213,175      5,735,134       6,774,776       9,565,136
Earnings (loss) before income taxes...   (1,615,384)         8,197       1,132,092       2,495,058
Net earnings (loss) - basic...........   (1,615,384)         8,197       1,132,092       2,468,440
Net earnings (loss) - diluted.........   (1,615,384)         8,197       1,132,092       2,468,440
Earnings (loss) per share - basic.....         (.13)          (.00)            .09             .19
Earnings (loss) per share - diluted...         (.13)          (.00)            .08             .18

1999
Revenue...............................  $19,312,475    $24,906,487     $27,852,994     $23,014,895
Gross Profit..........................    2,804,146      3,035,435       4,366,986       7,099,114
Loss before income taxes..............   (1,408,433)    (2,183,763)       (818,249)     (2,731,994)
Net loss - basic......................   (1,409,233)    (2,186,963)       (818,249)     (2,731,994)
Net loss - diluted....................   (1,409,233)    (2,186,963)       (818,249)     (2,731,994)
Loss per share - basic................         (.19)          (.29)           (.11)           (.33)
Loss per share - diluted..............         (.19)          (.29)           (.11)           (.33)

Gross Profit reported 2000............  $ 4,105,763    $ 6,809,048     $ 8,241,158     $10,723,310
Gross Profit updated 2000.............    3,213,175      5,735,134       6,774,776       9,565,136
  Variances(1)........................     (892,588)    (1,073,914)     (1,466,382)     (1,158,174)

Gross Profit reported 1999............  $ 3,023,142    $ 3,285,932     $ 4,658,894     $ 7,578,093
Gross Profit updated 1999.............    2,804,146      3,035,435       4,366,986       7,099,114
  Variances(1)........................  $  (218,996)   $  (250,497)    $  (291,908)    $  (478,979)

- ---------------

(1) Note: Changes in gross profit are due to reclass of depreciation and amortization expense to cost of sales from selling, general and administrative expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. The discussion and analysis below includes the results of operations of ACS Systems, Inc. for each of the years ended December 31, 2000, 1999 and 1998, as the acquisition of ACS Systems, Inc. has been accounted for as a reverse merger. The 2000 and 1999 results of operations also include the results of LDExchange for the entire year and the results of operations of the postage meter and scale division for a short period in early 1999. The results of operations for the year ended December 31, 1998, include, in addition to the ACS results of operations for the entire year, the results of operations of the postage meter and scale division for the period from May 14, 1998 through December 31, 1998 and the results of operations of LDExchange for the period November 17, 1998 through December 31, 1998. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

     During the year ended December 31, 1997 the Company's operations consisted of the operations of ACS Systems, Inc., formerly a wholly-owned subsidiary of FNFI. ACS was acquired by FNFI in April 1994, and was subsequently merged with the Company as described in note 1 of the notes to consolidated financial statements. During 2000, 1999 and 1998, 60%, 29%, and 66%, respectively, of the total Company's revenue was derived from multiple servicing arrangements between FNFI and its subsidiaries and ACS.

     The reverse merger with Micro General Corporation in May 1998, added a postage meter and scale division, which was de-emphasized as a product concurrent with the ACS merger. The acquisition of LDExchange in November 1998 added to the Company's revenues a multinational telecommunications carrier focused primarily on the international long distance market. ACS remained the primary business unit during 2000, however, subsequent to year end, ACS was merged into Micro General and no longer operates as a separate subsidiary.

     The Company's primary operations are focused on providing production and workflow software systems to the title and real estate industries. The Company also provides managed application services, application development and integration, network, data and infrastructure management and information technology outsourcing. It also derives revenue from consulting services and telecommunication services.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

  Revenue

     Revenues increased $18.1 million, or 19%, to $113.2 million from $95.1 million in 1999. While telecommunication services revenue declined $21.0 million, service and consulting revenue climbed $40.1 million to $54.4 million from $14.3 million. The increase in service and consulting revenues can be attributed to the additional business that has been directed to the Company by FNFI as a result of its Chicago Title acquisition and the substantial NGS development effort that began in the last half of 2000. In April 2000, the Company hired approximately 150 former Chicago Title information technology employees, and at the same time entered into an agreement to provide information technology services to FNFI/Chicago Title. Hardware, software and maintenance revenue fell $940,000 to $14.6 million from $15.5 million in the prior year. In 2000, FNFI continued to utilize the Company's technological expertise and expanded its commitment to state of the art technology and processes and remains a major source of the Company's revenue (See notes 1(a) and 6 to notes to consolidated financial statements). The decrease in telecommunication services revenues in the Company's subsidiary LDExchange resulted from the loss of several international telecommunication services arrangements combined with the decision to decrease the amount of certain low margin international traffic.

  Gross Profit

     Gross profit increased by $8.0 million to $25.3 million, or 46%, from $17.3 million and represents a gross profit margin of 22%. This compares to a gross profit margin of 18% in 1999. Gross profit in hardware, software, and maintenance revenues increased significantly from 2000 compared with 1999 primarily due to a reduction in lower margin hardware, software sales coupled with a substantial increase in higher margin maintenance contract revenue. The increase in total gross profit and gross profit margin as a percentage of revenue resulted from an increase in the number of maintenance contracts with FNFI, an increase in higher margin services and consulting due to NGS development work, and a decrease in lower margin telecommunication service revenues. Service and consulting revenues contributed approximately $19.5 million in gross profit due primarily to the development of the NGS project. These activities offset the negative gross margin generated by the telecommunication services. This resulted from the continued narrowing of profit margins in the international telecommunications market combined with the Company's expensing of certain equipment and other related costs associated with the non-recovery of these assets in various foreign countries.

  Expenses

     Selling, general and administrative expenses ("SG&A") remained essentially flat at $19.1 million from $20 million in 1999 despite the increase in revenue. SG&A expenses generally trend consistently with revenues. However, the 150 employees that were hired in April 2000 to support Chicago Title were all revenue producing personnel. Since this substantial increase in personnel expense is reflected in cost of sales and did not increase SG&A expenses, the 2000 results show that SG&A expenses were 17% of total revenues while SG&A expenses in 1999 were 21% of total revenues. Total employee count increased by 176 when comparing December 31, 2000 with December 31, 1999.

     The amortization of goodwill is a function of the characteristics of the intangible assets recorded during a particular period and the estimated useful life of the intangible assets. Fluctuations in the amortization of goodwill result from the amount, mix and characteristics of the intangible assets recorded as well as the circumstances surrounding the Company's estimate of the appropriate useful life.

     Interest income (expense), net, is related to the use of the Company's working capital, which is in the form of available cash and lines of credit. The decrease in interest expense to $1.1 million, or $822,000 from $1.9 million can be attributed to FNFI's conversion of $18 million of debt to equity on December 15, 1999.

     Income tax expense (benefit) is recorded based on the amounts that the Company estimates, based on the Company's taxation structure, will be due to federal and state taxation authorities. Historically, the Company has paid only minimum taxes based on operating results due to the fact that Micro General has not historically generated taxable earnings. The Company has a net operating loss carryforward of $10.2 million (see note 3 in notes to consolidated financial statements).

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

  Revenue

     Revenues increased $61.1 million, or 180%, to $95.1 million in 1999 from $34.0 million in 1998. ACS contributed $8.6 million of the increase while LDExchange contributed $52.4 million of the increase. The LDExchange revenue growth resulted from its acquisition on November 17, 1998, which produced a full year of LDExchange operations in 1999 as compared to one and one-half months of results in 1998. ACS experienced growth in all forms of revenue during 1999. FNFI is ACS's major source of revenue. See notes 1(a) and 6 to notes to consolidated financial statements. In 1999, FNFI continued to utilize ACS's technological expertise and expanded its commitment to state of the art technology and processes, and continued to increase the installation and upgrade of its various information technology systems, with ACS as the primary vendor. During 1999, the Company was also able to increase the level of products and services provided to non-affiliates, primarily in telecommunications services.

  Gross Profit

     Gross profit increased $12.0 million, or 227%, to $17.3 million, representing a gross profit margin of 18%, in 1999, from $5.3 million and a gross profit margin of 16% in 1998. The increase in total gross profit and gross profit margin as a percentage of revenue results from the substantial increase in total revenues. There was a substantial increase in gross profits on hardware, software and maintenance sales, as gross profit as a percentage of revenue increased to 10% in 1999 from 2% in 1998. This results from the transition in 1999 from the low margin postage meter and scale business and into the technology hardware and software business. Offsetting this improvement was the additional $52.4 million of LDExchange international telecommunications revenue in 1999, which revenue has substantially lower margins than the ACS products and service revenues.

  Expenses

     Selling, general and administrative expenses ("S,G&A") increased $11.1 million, or 124%, to $20.0 million in 1999 from $8.9 million in 1998. The LDExchange business is not labor intensive, as such, significant growth in the LDExchange telecommunications revenues does not require a corresponding significant increase in personnel. The ACS SG&A expenses generally trend consistently with revenues. This is because increases in product and service revenues cause a corresponding increase in personnel expenses. This is reflected in the fact that SG&A expenses in 1999 were 21% of total revenues while SG&A expenses in 1998 were 26% of total revenues. Total employee count was increased by 20 when comparing December 31, 1999 with December 31, 1998.

     The amortization of goodwill is a function of the characteristics of the intangible assets recorded during a particular period and the estimated useful life of the intangible assets. Fluctuations in the amortization of goodwill result from the amount, mix and characteristics of the intangible assets recorded as well as the circumstances surrounding the Company's estimate of the appropriate useful life. The substantial increase in amortization in 1999 is due to the goodwill created in the Micro General and ACS merger on May 14, 1998, which resulted in approximately seven and one-half months of amortization in 1998 versus 12 months of amortization in 1999, and also the goodwill from the LDExchange acquisition on November 17, 1998, which resulted in approximately one and one-half months amortization in 1998 versus twelve months amortization in 1999.

     Interest income (expense), net, is related to the use of the Company's available working capital, which is in the form of available cash and lines of credit. The year over year fluctuation in interest income (expense) can be attributed to the increase in average borrowings outstanding during 1999 compared to previous years. In 1999, interest expense was $1.9 million, an increase of $1.2 million or 187% over the interest expense of $667,000 in 1998. The increase in 1999 is related to debt assumed in the Micro General/ACS merger on May 14, 1998 and also to borrowings under the $15 million convertible note that the Company entered into on October 27, 1998. While notes and leases payable decreased from $16.7 million at December 31, 1998 to $5.3 million at December 31, 1999, there were an additional $18 million in notes that were outstanding for most of 1999 which were converted into shares of the Company's common stock on December 15, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash requirements include debt service, personnel and other operating expenses, capital expenditures and capital for acquisitions and expansion. Internally generated funds fluctuate in a pattern generally consistent with revenues. Since the Company has repositioned itself as a result of the merger with ACS Systems, Inc. and the acquisition of LDExchange, the revenue, and therefore, cash flow base has stabilized. In addition, in the year ended December 31, 2000, the Company reported a profit of $2 million as opposed to a loss of $7.1 million in the previous year. The Company believes that as a result of its current revenue base, improved profitability, increased margins and the anticipated availability of funds in the form of existing lines of credit, all cash requirements will be met for at least the next twelve months.

     The Company experienced positive cash flow from operations for the first time since its merger with ACS. The Company had historically suffered losses and negative cash flows from operations, and had relied on FNFI as the primary source of capital to fund its operations in the form of revenues generated by the Company related to products and services provided to FNFI. FNFI had also been a source of funds via available financing arrangements and is a guarantor of certain of the Company's lending arrangements. In December 1999, three significant transactions occurred that substantially improved both the Company's liquidity and its capital resources. First, on December 15, 1999, $18.0 million of the Company's debt was converted into common stock pursuant to a conversion election contained in the notes and exercised by the note holders. The conversion of this debt caused an improvement from a negative stockholders' equity to $12.6 million in stockholders' equity at December 31, 1999. The conversion of this debt also substantially reduced the Company's debt service requirements in 2000. Second, also on December 15, 1999, the Company entered into a new $5.3 million five-year convertible note with FNFI. During 1999, the Company had exceeded the borrowings available under the FNFI note agreement. With the conversion of the $18.0 million of notes on December 15, 1999, the Company's borrowing arrangements no longer existed. The Company negotiated this new note to address the amounts borrowed in excess of the note limit. There are no other borrowings available or contemplated between the Company and FNFI. Also, on December 22, 1999, the Company entered into a one-year $5.0 million revolving line of credit with Imperial Bank guaranteed by FNFI. As of December 31, 2000 the Company has borrowed $2.5 million under this line of credit. The Imperial Bank revolving line of credit has been extended through July 1, 2001. In addition, the Company has entered into a number of note financing arrangements with IBM Global Credit totaling $4.2 million as of December 31, 2000 which provided funding for the hardware and software requirements for the Company's new data center. The Company has also secured a $1.3 million note from GE Capital in the first quarter 2001.

     The Company must comply with certain affirmative and negative covenants related to its outstanding debt and notes payable. The Company was in compliance with these covenants at December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters for fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" ("SFAS 137"), which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The application of these statements did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues related to SAB 101." In addition, in October 2000, the SEC staff issued a document containing answers to certain frequently asked questions ("FAQ") which further clarified certain accounting issues addressed in the bulletins relating to revenue recognition. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements were effective commencing in the fourth quarter of 2000. The implementation of these bulletins did not have any impact on the Company's financial condition or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

SEASONALITY AND INFLATION

     The effects of seasonality and inflation on consolidated operating results have, historically, been insignificant.

RECENT DEVELOPMENTS

     On May 5, 2000, the Company agreed to sell its LDExchange subsidiary. The Company had received all of the necessary regulatory approvals and had complied with all conditions to the purchase agreement but the purchaser was unable to complete the purchase. On December 20, 2000, the Company agreed to terminate the purchase agreement and the purchaser paid $1,050,000 to the Company for agreeing to terminate the purchase agreement and in compensation for expenses made in connection with the expected transaction. In connection with the termination, the Company wrote off approximately $640,000 of prepaid expenses and capital equipment in foreign locations in which the Company no longer does business, and which equipment was purchased for the benefit of the potential acquirer and is no longer recoverable. Additionally, the Company absorbed other expenses incurred solely for the benefit of the acquirer in connection with these activities.

     Since the merger in May 1998 between ACS and Micro General, ACS had continued to operate as a wholly owned subsidiary. On December 31, 2000, ACS was merged into the Company and no longer operates as a subsidiary company or reports as an independent company.

     The Company accounts for its interest in RealEC Technologies using the modified equity accounting method, which on December 31, 2000, caused the Company to reserve a $1.3 million advance to RealEC Technologies, which was the entire amount owed to the Company at that date. The Company has continued to advance funds to RealEC Technologies and through March 15, 2001 had advanced an additional $1.2 million, which has been reserved in the Company's first quarter 2001 financial results. RealEC Technologies has retained an investment banker to raise $4 - $8 million. This is expected to be sufficient to repay funds advanced by Micro General and also to fund Real EC Technologies until its operations become profitable. When RealEC Technologies has successfully completed this funding and the advances have been repaid to Micro General, the Company will be able to recognize a substantial benefit by eliminating the reserve against these advances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's consolidated balance sheets include liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with the Company's financial activities as of year end 2000.

  Market Risk Exposures

     The following discussion about our market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates. We do not have derivative financial instruments for hedging, speculative or trading purposes.

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

     Caution should be used in evaluating the Company's overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below. See note 7 of notes to consolidated financial statements.

     The fair value of the Company's notes payable approximate their carrying value at December 31, 2000 as the interest rates paid approximate the market value of borrowings of a similar nature.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments, which relate to the Company's line of credit, would be an increase (decrease) of the fair value approximately $25,000, if interest rates increased (decreased) 100 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE
                                                              NO.
                                                              ----
Independent Auditors' Report................................   17
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   18
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   19
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   20
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   21
Notes to Consolidated Financial Statements..................   22
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................   43

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in notes 1, 5, 6, 7 and 8 to the consolidated financial statements, the Company's financial position, results of operations and cash flows are materially affected by and are dependent on certain transactions and agreements with Fidelity National Financial, Inc. (FNFI), the Company's majority owner, and FNFI's subsidiaries.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro General Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Los Angeles, California
February 13, 2001

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                  2000            1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  5,337,553    $  1,400,874
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,394,555 in 2000 and $2,265,601 in 1999...     2,853,971       3,391,824
  Trade accounts receivable due from affiliates.............    14,033,919       3,020,908
  Inventories...............................................            --         438,728
  Prepaid expenses and other assets.........................     3,276,205       1,594,600
                                                              ------------    ------------
         Total current assets...............................    25,501,648       9,846,934
Property and equipment, net.................................    17,462,272       7,038,858
Capitalized software development costs, less accumulated
  amortization of $4,288,535 in 2000 and $3,540,854 in
  1999......................................................            --         747,680
Goodwill, less accumulated amortization of $5,789,224 in
  2000 and $3,329,898 in 1999...............................     6,774,736       8,570,704
Investments.................................................     1,660,893         638,938
                                                              ------------    ------------
                                                              $ 51,399,549    $ 26,843,114
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 15,038,673    $  5,796,031
  Income and other taxes payable............................     1,311,966         252,545
  Deferred tax liabilities..................................       361,726         361,726
  Deferred revenue..........................................       612,955         167,000
  Other current liabilities.................................       374,315              --
  Current portion of notes payable..........................     4,804,734              --
  Current portion of capital leases with affiliate..........       406,550         387,765
                                                              ------------    ------------
         Total current liabilities..........................    22,910,919       6,965,067
Capital leases with affiliate...............................     1,407,257       1,834,837
Deferred revenue............................................     1,569,478              --
Notes payable...............................................     1,933,308              --
Amounts and notes payable to affiliates.....................     5,265,408       5,265,408
Other long term liabilities.................................       146,067         146,067
                                                              ------------    ------------
         Total liabilities..................................    33,232,437      14,211,379
                                                              ------------    ------------
Commitments and contingencies...............................
Subsequent events...........................................
Stockholders' equity:
  Preferred stock, $.05 par value. Authorized 1,000,000
    shares; none issued and outstanding.....................            --              --
  Common stock, $.05 par value. Authorized 20,000,000
    shares; issued and outstanding 13,222,553 and 12,535,638
    shares at December 31, 2000 and 1999, respectively......       661,128         626,782
  Additional paid-in capital................................    28,809,431      25,301,745
  Accumulated deficiency....................................   (11,303,447)    (13,296,792)
                                                              ------------    ------------
         Total stockholders' equity.........................    18,167,112      12,631,735
                                                              ------------    ------------
                                                              $ 51,399,549    $ 26,843,114
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                         2000           1999           1998
                                                     ------------    -----------    -----------
Hardware, software and maintenance revenues........  $ 14,566,478    $15,506,386    $16,248,425
Service and consulting revenues....................    54,397,481     14,286,972      7,933,084
Telecommunication service revenues.................    44,277,645     65,293,493      9,834,555
                                                     ------------    -----------    -----------
          Total revenues (related party revenues,
            see note 6)............................   113,241,604     95,086,851     34,016,064
                                                     ------------    -----------    -----------
Hardware, software and maintenance cost of sales...     6,879,179     14,029,205     15,893,689
Service and consulting cost of sales...............    34,859,301      4,744,703      4,157,756
Telecommunication service cost of sales............    46,214,903     59,007,262      8,670,138
                                                     ------------    -----------    -----------
          Total cost of sales......................    87,953,383     77,781,170     28,721,583
                                                     ------------    -----------    -----------
          Gross profit.............................    25,288,221     17,305,681      5,294,481
                                                     ------------    -----------    -----------
  Selling, general and administrative..............    19,140,008     20,035,755      8,949,646
                                                     ------------    -----------    -----------
     Operating income (loss).......................     6,148,213     (2,730,074)    (3,655,165)
  Amortization of goodwill.........................    (2,459,526)    (2,456,902)      (522,450)
  Joint venture loss...............................      (578,045)       (42,189)            --
  Interest income (expense), net...................    (1,090,679)    (1,913,274)      (666,788)
                                                     ------------    -----------    -----------
     Income (loss) before income taxes.............     2,019,963     (7,142,439)    (4,844,403)
Income tax expense.................................        26,618          4,000          2,400
                                                     ------------    -----------    -----------
          Net income (loss)........................  $  1,993,345    $(7,146,439)   $(4,846,803)
                                                     ============    ===========    ===========
Income (loss) per share -- basic...................  $        .15    $      (.92)   $      (.81)
                                                     ============    ===========    ===========
Income (loss) per share -- diluted.................  $        .14    $      (.92)   $      (.81)
                                                     ============    ===========    ===========
Number of shares used in per share computations
  Basic............................................    13,003,483      7,806,660      5,954,000
                                                     ============    ===========    ===========
  Diluted..........................................    14,577,665      7,806,660      5,954,000
                                                     ============    ===========    ===========

          See accompanying notes to consolidated financial statements.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                        COMMON STOCK        ADDITIONAL                       TOTAL
                                    ---------------------     PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                      SHARES      AMOUNT      CAPITAL      DEFICIENCY       EQUITY
                                    ----------   --------   -----------   ------------   -------------
BALANCE AT DECEMBER 31, 1997
  (RESTATED)......................   6,546,666   $327,333   $ 3,107,608   $ (1,303,550)   $ 2,131,391
Equity issued in connection with
  merger (note 1).................          --         --     1,300,000             --      1,300,000
Shares issued to acquire
  LDExchange.com, Inc.............   1,000,000     50,000     1,950,000             --      2,000,000
Net loss..........................          --         --            --     (4,846,803)    (4,846,803)
                                    ----------   --------   -----------   ------------    -----------
BALANCE AT DECEMBER 31, 1998......   7,546,666    377,333     6,357,608     (6,150,353)       584,588
Note conversion...................   4,677,771    233,889    18,046,111             --     18,280,000
Acquisition of Interactive
  Associates......................      50,000      2,500       191,500             --        194,000
Shares issued in connection with
  employee stock purchase plan....      50,000      2,500       117,766             --        120,266
Stock options exercised...........     211,201     10,560       588,760             --        599,320
Net loss..........................          --         --            --     (7,146,439)    (7,146,439)
                                    ----------   --------   -----------   ------------    -----------
BALANCE AT DECEMBER 31, 1999......  12,535,638    626,782    25,301,745    (13,296,792)    12,631,735
Stock options exercised...........     577,477     28,875     2,095,832             --      2,124,707
Warrants exercised................      48,529      2,426            --             --          2,426
Contributions in connection with
  the employee stock purchase
  plan............................          --         --       288,416             --        288,416
Earnout payment to Interactive
  Associates, Inc. for common
  stock...........................      50,000      2,500       661,058             --        663,558
Stock issuance in exchange for
  software purchase...............      10,909        545       104,455             --        105,000
Compensation expense related to
  options issued to
  non-employees...................          --         --       357,925             --        357,925
Net income........................          --         --            --      1,993,345      1,993,345
                                    ----------   --------   -----------   ------------    -----------
BALANCE AT DECEMBER 31, 2000......  13,222,553   $661,128   $28,809,431   $(11,303,447)   $18,167,112
                                    ==========   ========   ===========   ============    ===========

          See accompanying notes to consolidated financial statements.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000           1999           1998
                                                              ------------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  1,993,345    $(7,146,439)   $(4,846,803)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     6,205,518      4,311,690      1,423,959
    Loss on disposal of property and equipment..............       621,293             --             --
    Provision for doubtful accounts.........................     1,554,265      2,258,585        247,437
    Losses in joint venture.................................       578,045         42,189             --
    Exercise of warrants....................................         2,426             --             --
    Compensation expense -- options granted.................       357,925             --             --
  Changes in assets and liabilities:
    Trade accounts receivable...............................    (1,016,412)    (3,789,514)      (463,207)
    Inventories.............................................       438,728        158,763         90,745
    Prepaid expenses and other assets.......................    (1,681,605)    (1,234,716)      (157,452)
    Accounts payable and accrued expenses...................     9,616,957        429,717        261,802
    Income and other taxes payable..........................     1,059,421        113,898         85,739
    Deferred revenue........................................     2,054,384       (182,375)       329,789
    Other long term liabilities.............................       (38,951)       146,067             --
    Amounts due from affiliates.............................   (11,013,011)     1,329,882       (116,025)
                                                              ------------    -----------    -----------
        Net cash provided by (used in) operating
          activities........................................    10,732,328     (3,562,253)    (3,144,016)
                                                              ------------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition...............................................            --       (176,341)            --
  Joint venture in RealEC...................................    (1,450,000)      (681,127)            --
  Purchase of software......................................       (45,000)            --             --
  Acquisition of LDExchange.com, Inc........................            --             --        717,000
  Merger of Micro General and ACS...........................            --             --        403,175
  Purchase of property and equipment........................    (9,491,756)    (2,659,634)    (2,768,119)
  Decrease (increase) in notes receivable...................            --         29,850          1,926
  Capitalization of software development costs..............            --             --        (64,326)
                                                              ------------    -----------    -----------
        Net cash used in investing activities...............   (10,986,756)    (3,487,252)    (1,710,344)
                                                              ------------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in borrowings from affiliates................            --      6,815,997      4,938,372
  Capital lease obligations.................................      (408,795)            --             --
  Stock purchase plan.......................................       288,416             --             --
  Net pay down on notes payable.............................      (313,221)            --             --
  Net borrowing on the line of credit.......................     2,500,000             --             --
  Exercise of stock options.................................     2,124,707        719,586             --
                                                              ------------    -----------    -----------
        Net cash provided by financing activities...........     4,191,107      7,535,583      4,938,372
                                                              ------------    -----------    -----------
        Net increase in cash and cash equivalents...........     3,936,679        486,078         84,012
Cash and cash equivalents at beginning of year..............     1,400,874        914,796        830,784
                                                              ------------    -----------    -----------
Cash and cash equivalents at end of year....................  $  5,337,553    $ 1,400,874    $   914,796
                                                              ============    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................       893,219             --        103,050
  Income taxes..............................................            --          4,000          2,400

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Investment in RealEC Technologies.........................     1,615,893             --             --
  Acquisition of Interactive Associates for stock...........            --        194,000             --
  Earnout paid to Interactive Associates, Inc. principals
    with common stock.......................................       663,558             --             --
  Acquisition of LDExchange for stock.......................            --             --      2,000,000
  Conversion of long-term debt to common stock..............            --     18,280,000             --
  Assets acquired through capital lease.....................            --      2,222,602             --
  Note financing of hardware/software.......................     4,551,263             --             --

          See accompanying notes to consolidated financial statements.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Historically, the operations of Micro General Corporation and subsidiaries ("the Company") consisted of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales. These operations were performed through the Company's postage meter and scale division. Following the acquisition of ACS Systems, Inc. ("ACS") in mid-1998, which is described below, the Company shifted its primary focus to information technology and telecommunication services.

     On May 14, 1998, the Company and Fidelity National Financial, Inc. ("FNFI") completed the merger of the Company with ACS, a wholly owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of the Company's common stock. The transaction was appraised at $1.3 million. Following the merger of the Company and ACS, FNFI owned approximately 81.4% of the common stock of the Company on an undiluted basis. The transaction has been treated as a reverse merger, i.e., the Company has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with the Company as the surviving legal entity and ACS as the surviving entity for accounting purposes. As a result, the consolidated financial statements of the Company previously issued prior to the year ended December 31, 1998 have been restated to reflect only the balance sheets, operations and cash flows of ACS prior to the merger with the Company and to reflect ACS as the acquirer for accounting purposes. The cost of $1.3 million was allocated to the fair value of the assets acquired and liabilities assumed relating to the Company. The results of the Company have been included in the Company's results of operations since the merger on May 14, 1998. At December 31, 2000, FNFI owned 65.7% of the outstanding common stock of the Company (see note 10).

     ACS was founded in 1985 as a software development company specializing in products for the real estate industry, in particular, escrow software. ACS was acquired by FNFI in April 1994, and was subsequently merged with the Company as described above. The Company is a provider of production and workflow software systems to the title and real estate industries. The Company also provides managed application services, application development and integration, network, data and infrastructure management and information technology outsourcing.

     The Company generated 60%, 29% and 66% of its revenue during the years ended December 31, 2000, 1999 and 1998, respectively, from multiple servicing arrangements with FNFI and its subsidiaries. In addition, LDExchange has one customer that represents 21% of LDExchange's total revenue (8% of the Company's total revenues).

     In addition, as a result of the acquisition of LDExchange.com, Inc. ("LDExchange"), which closed on November 17, 1998, the Company has been able to enter the international telecommunications and Internet telephony markets, which complemented the range of services offered by ACS. The LDExchange purchase price was $3.1 million, payable $1.1 million in cash and $2.0 million in Micro General restricted common stock (1,000,000 shares). The acquisition was accounted for as a purchase and the results of operations of LDExchange have been included in the Company's results of operations since November 17, 1998 (see note 10).

  (b) Principles of Consolidation

     The accompanying financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: All significant intercompany transactions and balances have been eliminated in consolidation.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

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

  (g) Capitalized Software Development Costs

     Software development costs incurred after the establishment of technological feasibility are capitalized and later amortized using the greater of the straight-line method or based on the estimated revenue distribution over the remaining estimated economic life of the products. Such policy results in the Company amortizing its capitalized software development costs over an estimated economic life of three to seven years. During 2000 and 1999, the Company amortized software development costs of $747,680 and $746,579, respectively. The Company periodically assesses the recoverability of the cost of its capitalized software development costs based on an analysis of the cash flows generated by the underlying assets. Capitalized software development costs were fully amortized as of December 31, 2000.

  (h) Goodwill

     Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired company at the date of acquisition. Cost in excess of net assets acquired is amortized on a straight-line basis over 5 years. The Company periodically assesses the recoverability of its cost in excess of net assets acquired based on an analysis of the cash flows generated by the underlying assets. In the opinion of management, no impairment of cost in excess of net assets acquired has occurred at December 31, 2000 (see note 10).

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

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

  (j) Revenue Recognition

     The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," for the years ended December 31, 2000, 1999 and 1998. Under SOP 97-2, if a software sales arrangement does not require significant modification or customization of the software, revenue from the sale of the software is recognized when evidence of an arrangement exists, the fee is fixed and determinable, the license agreement has been delivered and collection of any resulting receivable is probable.

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

  (l) Management Estimates

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

     The schedule below summarizes the elements included in the calculation of basic and diluted earnings (loss) per common share for the years ended December 31, 2000, 1999, 1998. For the years ended December 31, 1999 and 1998, all dilutive securities were excluded from the calculations of diluted loss per share, as their effect would have been antidilutive.

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
Net income (loss)...........................  $ 1,993,345    $(7,146,439)   $(4,846,803)
Weighted average shares outstanding:
  Weighted average shares
     outstanding - basic....................   13,003,483      7,806,660      5,954,000
  Dilutive securities.......................    1,574,182              0              0
                                              -----------    -----------    -----------
  Weighted average shares
     outstanding - diluted..................   14,577,665      7,806,660      5,954,000
                                              ===========    ===========    ===========
Earnings (loss) per common share:
  Basic.....................................  $       .15    $      (.92)   $      (.81)
                                              ===========    ===========    ===========
  Diluted...................................  $       .14    $      (.92)   $      (.81)
                                              ===========    ===========    ===========

  (n) Reclassifications

     Certain prior year's amounts have been reclassified to conform to current year presentation.

  (o) New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters for fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" ("SFAS 137"), which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The application of these statements did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues related to SAB 101." In addition, in October 2000, the SEC staff issued a document containing answers to certain frequently asked questions ("FAQ") which further clarified certain accounting issues addressed in the bulletins relating to revenue recognition. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements were effective commencing in the fourth quarter of 2000. The implementation of these bulletins did not have a material impact on the Company's financial condition or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

(2) INVENTORIES

     A summary of inventories, net, follows:

                                                           2000        1999
                                                         --------    --------
Computer equipment.....................................  $     --    $313,221
Telecommunications equipment...........................        --     125,507
                                                         --------    --------
                                                         $     --    $438,728
                                                         ========    ========

     As of 12/31/2000, the Company had $311,689 of inventory which was fully reserved.

(3) INCOME TAXES

     The income tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                                           2000       1999      1998
                                                          -------    ------    ------
Current:
  Federal...............................................  $    --    $   --    $   --
  State.................................................   26,618     4,000     2,400
                                                          -------    ------    ------
                                                           26,618     4,000     2,400
                                                          -------    ------    ------
Deferred:
  Federal...............................................       --        --        --
  State.................................................       --        --        --
                                                          -------    ------    ------
                                                               --        --        --
                                                          -------    ------    ------
                                                          $26,618    $4,000    $2,400
                                                          =======    ======    ======

     The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to the loss before income taxes as a result of the following:

                                                 2000           1999           1998
                                              -----------    -----------    -----------
Computed "expected" tax expense (benefit)...  $   677,740    $(2,429,789)   $(1,647,097)
State taxes, net of Federal income tax
  benefit...................................      123,754       (277,273)       (62,681)
Amortization of cost in excess of net assets
  acquired..................................      828,690        835,347        177,633
Nondeductible expenses......................        8,343         21,126         29,505
Net operating loss utilized by affiliated
  group.....................................      274,107        260,304        781,366
Valuation allowance.........................   (1,886,016)     1,594,285        723,674
                                              -----------    -----------    -----------
                                              $    26,618    $     4,000    $     2,400
                                              ===========    ===========    ===========

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

The deferred tax assets and liabilities at December 31, 2000 consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Deferred Tax Assets:
  Net operating loss carryover....................  $ 3,522,276    $ 2,165,073
  Reserve for notes receivable....................    1,773,258      1,792,548
  Book over tax provision for bad debts...........    1,051,033        902,489
  Reserves and accruals not recognized for income
     tax purposes.................................      850,357        394,002
  Other assets....................................      223,416        111,536
                                                    -----------    -----------
                                                      7,420,340      5,365,648
  Less: Valuation allowance.......................   (3,220,512)    (5,106,525)
                                                    -----------    -----------
          Total deferred tax assets...............    4,199,828        259,123
Deferred Tax Liabilities
  Stock option exercises..........................    4,536,534        412,192
  Other Liabilities...............................       25,010             --
  Acquired assets adjustment to fair value........           --        208,657
                                                    -----------    -----------
          Total deferred tax liabilities..........    4,561,554        620,849
                                                    -----------    -----------
  Net deferred tax liability......................  $  (361,726)   $  (361,726)
                                                    ===========    ===========

     Statement 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. For tax years 2000 and 1999, the Company has established a valuation allowance of $3,220,512 and $1,956,416, respectively, principally associated with net operating loss carryforwards and other deferred assets recorded from acquisitions and in 1999 an additional allowance of $3,150,109 to cover the majority of the other deferred tax assets. Any tax benefits subsequently recognized for deferred tax assets related to these acquisitions will be allocated to goodwill.

     The Company has available for 2000 and 1999, federal net operating loss carryforwards of $10,154,059 and $6,146,828, respectively, expiring in years 2001 to 2020. The Company also has available for 2000 and 1999, state net operating loss carryforwards of $1,292,998 and $1,288,090, respectively, expiring in years 2001 to 2005.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

(4) PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                        2000           1999
                                                     -----------    ----------
Telecommunications equipment.......................  $ 6,260,497    $4,963,018
Computer equipment.................................   11,205,427       810,525
Furniture and fixtures.............................    1,988,816     1,704,635
Office equipment...................................      202,176       197,673
Leasehold improvements.............................      736,018       453,991
Construction in progress...........................      442,509            --
                                                     -----------    ----------
                                                      20,825,443     8,129,842
Less accumulated depreciation and amortization.....    3,373,171     1,090,984
                                                     -----------    ----------
                                                     $17,462,272    $7,038,858
                                                     ===========    ==========

(5) COMMITMENTS AND CONTINGENCIES

  (a) Lease Commitments

     The Company leases facilities and equipment under various leases. Future minimum noncancelable operating and Capital lease commitments, due primarily to affiliates, are as follows:

                                                         OPERATING     CAPITAL
                                                           LEASES      LEASES
                                                         ----------   ---------
Year ending December 31:
  2001.................................................  $  649,241     588,696
  2002.................................................     633,189     588,696
  2003.................................................     603,049     588,696
  2004.................................................     600,661     445,992
  2005.................................................     600,661      28,910
  Thereafter...........................................     898,680          --
                                                         ----------   ---------
Total minimum lease payments...........................  $3,985,481   2,240,990
Less amount representing interest......................                 427,183
                                                                      ---------
Present value of net minimum
  capital lease payments...............................               1,813,807
Less current portion...................................                 406,550
                                                                      ---------
          Capital lease obligations, excluding current
            portion....................................               1,407,257
                                                                      =========

     Rent expense was $1,884,884, $1,365,634 and $913,059 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in rent expense for 2000, 1999 and 1998 was $1,136,647, $972,332 and $721,515, respectively, paid to affiliates.

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

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

(6) RELATED PARTY TRANSACTIONS

     As described in note 1, the Company's primary source of revenue is fees resulting from sales and services to affiliated companies. Revenues generated from sales and services to affiliates for the years ended December 31, 2000, 1999 and 1998 are presented in the following table:

                                                 2000           1999           1998
                                              -----------    -----------    -----------
Hardware, software and maintenance..........  $13,264,062    $14,549,748    $15,246,008
Service and consulting......................   52,744,563     12,460,406      6,673,754
Telecommunication service...................    2,484,482      3,719,804        560,280
                                              -----------    -----------    -----------
          Total affiliated revenues.........  $68,493,107    $30,729,958    $22,480,042
                                              ===========    ===========    ===========

     In 1999 and 1998, the Company utilized funds available under the former Convertible Note Purchase Agreement described below to fund its operations.

     In addition, the Company has long-term amounts and notes payable to affiliates amounting to $5,265,408 at both December 31, 2000 and 1999 (see note
7). The Company also has capital leases payable to affiliates of $1,813,807 and $2,222,602 at December 31, 2000 and 1999, respectively.

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

     Because of the start-up nature of escrow.com, the Company has fully reserved the $4.5 million note receivable on its consolidated balance sheet. The gain on the sale of assets will be realized at such time that escrow.com has sufficient funding in place to reasonably ensure the payment of the note. In April 2000, escrow.com completed a private placement in which it raised gross proceeds of $30.0 million. As an inducement to invest, the company assigned two of the investors 250,000 of its 15.0 million warrants in escrow.com. As a result of this funding, escrow.com has 10,541,813 shares outstanding as of December 31, 2000. While the Company has no equity interest in escrow.com as of December 31, 2000, the 14.75 million warrants give the Company the opportunity to acquire a substantial interest in escrow.com. Escrow.com is incurring substantial losses and may need to raise additional funds in order to continue its operations. Although escrow.com has raised additional capital, those funds are not to be used for repayment of the $4.5 million note receivable discussed above. Therefore, the note will continue to be fully reserved until such time that escrow.com has sufficient funding in place to reasonably ensure payment of the note. The Company's potential ownership in escrow.com may be substantially diluted if escrow.com issues additional shares to raise the necessary capital. Assuming exercise of the warrants, the Company would have a 58% ownership in escrow.com.

     On October 8, 1998, the Company formed RealEC. RealEC commenced operations in mid-1999 and was a 50% owned joint venture with Stewart Mortgage Information, a subsidiary of Stewart Information Services Corporation (NYSE:STC).

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

     On May 19, 2000, the Company created TXMNet, Inc. and transferred its 50% ownership of RealEC into the new entity along with certain other intellectual property in exchange for 6,650,000 shares of convertible, non-voting preferred stock. On December 31, 2000, Stewart Mortgage Information exchanged its 50% ownership position in RealEC for 2,935,000 shares of convertible non-voting preferred stock in TXMNet, Inc. TXMNet, Inc. changed its name to RealEC Technologies, Inc. in February 2001. The Company has accounted for the approximately $1.3 million advanced in 2000 using the modified equity accounting method, and had, as of December 31, 2000, fully reserved this receivable. The reserve will be reversed at such time that RealEC Technologies has sufficient funding to repay all amounts advanced to it by the Company and to conduct its operations without financial support from the Company. As of December 31, 2000, RealEC Technologies had 10,835,000 shares outstanding. On a fully diluted basis, the Company has a 62% ownership in RealEC Technologies, Stewart Title Corporation has a 27% ownership, and the remaining 11% ownership is by other investors.

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

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

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

     Interest on these notes was to be paid quarterly. The entire unpaid balance of the notes, including principal and accrued but unpaid interest, was due and payable on October 27, 2003. The note holders had the right to convert all or a portion of the principal to be repaid on the payment date into shares of the Company's common stock at the conversion price. The debt was secured by the assets of the Company and was convertible into 3,133,333 shares of the Company's $.05 par value common stock at a price of $4.50 per share. The note holders retained the right to acquire shares until note maturity on October 27, 2003.

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

     On December 22, 1999, the Company entered into a one-year $5.0 million revolving line of credit with Imperial Bank, guaranteed by FNFI. The interest rate under the credit line will be, at the Company's election, either the Imperial Bank Prime Rate or 1.4 percentage points over LIBOR. At December 31, 2000, the Company had $2.5 million borrowed under this line of credit and was not in default of any of the Imperial loan covenants.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

     Between June 9, 2000 and October 30, 2000, the Company entered into four equipment note financing arrangements with IBM Credit Corporation. Financing rates range from 7.437% to 11.30% and terms are 12 months to 36 months. Equipment financed includes both software and hardware purchases.

     Notes payable as of December 31, 2000 consists of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2000           1999
                                                     -----------    ----------
IBM Credit Corporation financing agreement (9.37%
  at June 9, 2000), three years....................  $ 1,292,675    $       --
IBM Credit Corporation financing agreement (11.30%
  at July 31, 2000), one year with first six zero
  payments.........................................      526,425            --
IBM Credit Corporation financing agreement (9.621%
  at September 28, 2000), three years..............      697,328            --
IBM Credit Corporation financing agreement (7.437%
  at October 30, 2000), two years..................    1,721,614            --
Imperial Bank, line of credit draw (8.18125%
  annual), 90 days due February 2001...............    1,000,000            --
Imperial Bank, line of credit draw (8.15063%
  annual), 90 days due February 2001...............    1,500,000            --
Affiliate five-year convertible note (10% annual
  interest paid quarterly), due November 2004......    5,265,408     5,265,408
                                                     -----------    ----------
                                                     $12,003,450    $5,265,408
                                                     ===========    ==========

     The carrying value of notes payable to affiliates approximates fair value at December 31, 2000 due to the fact that the interest rates paid on the notes payable to affiliates approximate market rates for similar notes.

     Principal maturities of the notes payable and long-term debt at December 31, 2000 are as follows:

2001....................................................  $ 4,804,734
2002....................................................    1,469,612
2003....................................................      463,696
2004....................................................    5,265,408
2005....................................................           --
                                                          -----------
                                                          $12,003,450
                                                          ===========

(8) SEGMENT INFORMATION

     The Company's Consolidated Financial Statements as of December 31, 2000 and 1999 and for the years ended December 31, 2000 and 1999 include three reportable segments. Prior to 1998, the Company consisted only of ACS.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

As of and for the year ended December 31, 2000:

                                                                           INTRA-COMPANY
                                     ACS       LDEXCHANGE     CORPORATE    ELIMINATIONS       TOTAL
                                 -----------   -----------   -----------   -------------   ------------
Total revenues.................  $68,963,960   $44,277,644   $        --                   $113,241,604
Operating income (loss)........   15,163,463    (6,980,327)   (2,034,923)                     6,148,213
Joint venture loss.............           --            --      (578,045)                      (578,045)
Interest expense, net..........     (847,124)     (198,648)      (44,907)                    (1,090,679)
Income (loss) before income
  taxes........................   14,001,508    (7,178,975)   (4,802,570)                     2,019,963
Depreciation and
  amortization.................    1,984,176     2,076,647     2,144,695                      6,205,518
Total assets...................  $39,173,714   $ 9,781,842   $15,547,348   $(13,103,355)   $ 51,399,549

As of and for the year ended December 31, 1999:

                                                                             INTRA-COMPANY
                                       ACS       LDEXCHANGE     CORPORATE    ELIMINATIONS       TOTAL
                                   -----------   -----------   -----------   -------------   -----------
Total revenues...................  $34,489,244   $59,610,796   $   986,811                   $95,086,851
Operating income (loss)..........    1,037,828    (2,472,140)   (1,295,762)                   (2,730,074)
Joint venture loss...............      (42,189)           --            --                       (42,189)
Interest expense, net............   (1,247,512)     (274,590)     (391,172)                   (1,913,274)
Income (loss) before income
  taxes..........................     (544,502)   (2,746,730)   (3,851,207)                   (7,142,439)
Depreciation and amortization....    1,705,304       371,122     2,235,264                     4,311,690
Total assets.....................  $ 6,147,902   $ 8,745,402   $17,389,256    $(5,439,446)   $26,843,114

     The activities of the three reportable segments include the following:

     - ACS: A provider of production and workflow software systems to the title and real estate industries, and also provides managed application services, application development and integration, network, data and infrastructure management and information technology outsourcing. In 2000, $66.0 million and in 1999, $27.0 million of the ACS revenues were derived from FNFI. Also provides telecommunications hardware, technical and consulting services, and Internet access and services.

     - LDExchange: A provider of both retail domestic long distance and wholesale international long distance call completion services. LDExchange had sales of $44.3 million in 2000 and $59.6 million in 1999. In 2000, $9.1 million and in 1999, $25.0 million of the LDExchange revenues were derived from one customer. On May 5, 2000, the Company agreed to sell its LDExchange subsidiary. The Company had received all of the necessary regulatory approvals and had complied with all conditions to the purchase agreement but the purchaser was unable to complete the purchase. On December 20, 2000, the Company agreed to terminate the purchase agreement and the purchaser paid $1,050,000 to the Company for agreeing to terminate the purchase agreement and in compensation for expenses made in connection with the expected transaction. In connection with the termination, the Company wrote off approximately $640,000 of prepaid expenses and capital equipment in foreign locations in which the Company no longer does business, and which equipment was purchased for the benefit of the potential acquirer and is no longer recoverable. Additionally, the Company absorbed other expenses incurred solely for the benefit of the acquirer in connection with these activities.

     - Corporate: Corporate and the postage meter and scale division, which was deemphasized as a product concurrent with the ACS merger.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There were no intersegment sales during the years ended December 31, 2000 and 1999. In 2000, the ACS long-distance telecommunications business was transferred to LDExchange.

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

     In 1987, stockholders also approved the adoption of a Stock Option Plan ("1987 Option Plan"). Under the terms of the 1987 Option Plan, the Company may grant stock options to certain key employees and nonemployee directors or officers. The number of shares issuable under the 1987 Option Plan is 220,000 shares of common stock at not less than fair market value on the date of grant. All options granted become exercisable at the discretion of the Board of Directors and expire five years from the date of grant. Options that lapse or are canceled prior to exercise are added to the shares authorized for future grants. The 1987 Option Plan expired in 1991, but was renewed by stockholders in 1993. There were no remaining shares available for grant at December 31, 2000 under the 1987 Option Plan.

     In 1995, stockholders approved the adoption of the 1995 Stock Option Plan ("1995 Option Plan"). The number of shares reserved for issuance under the 1995 Option Plan is 132,000 shares of common stock. All 132,000 shares were available for grant at December 31, 2000 under the 1995 Option Plan.

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

     The Board of Directors, or a committee consisting of two or more members of the Board of Directors, will administer the 1998 Plan (the "Administrator"). The Administrator will have the full power and authority to interpret the 1998 Plan, select the recipients of options and Purchase Rights, determine and authorize the type, terms and conditions of, including vesting provisions, and the number of shares subject to grants under the 1998 Plan, and adopt, amend and rescind rules relating to the 1998 Plan. The term of options may not exceed 10 years from the date of grant (5 years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Administrator. The maximum number of shares for which options may be granted to any one person during any one calendar year under the 1998 Plan is 1,500,000 and in no event shall the aggregate number of shares subject to incentive stock options exceed 1,500,000. The aggregate fair market value of the common stock (determined as of the date of grant) with respect to incentive stock options granted under the 1998 Plan or any other stock option plan of the Company that become exercisable for the first time by any optionee during any calendar year may not exceed $100,000. At December 31, 2000, 995,663 shares were available for grant under the 1998 Option Plan. In 2000, no shares were issued under the Plan.

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

     The 1999 Plan will be administered by the Board of Directors or a committee consisting of two or more members of the Board of Directors (the "Administrator"). The Administrator will have the full power and authority to interpret the 1999 Plan, select the recipients of options and Purchase Rights, determine and authorize the type, terms and conditions of, including vesting provisions, and the number of shares subject to grants under the 1999 Plan, and adopt, amend and rescind rules relating to the 1999 Plan. The term of options may not exceed 10 years from the date of grant (5 years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Administrator. The maximum number of shares for which options may be granted to any one person during any one calendar year under the 1999 Plan is 500,000 and in no event shall the aggregate number of shares subject to incentive stock options exceed 2,000,000. At December 31, 2000, 127,116 shares were available for grant under the 1999 Option Plan.

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

     A summary of the Company's stock option activity and related information for the years ended December 31, 2000 and 1999 is as follows.

                                                  2000                      1999
                                         ----------------------    ----------------------
                                                      WEIGHTED-                 WEIGHTED-
                                                       AVERAGE                   AVERAGE
                                          NUMBER      EXERCISE      NUMBER      EXERCISE
                                         OF SHARES      PRICE      OF SHARES      PRICE
                                         ---------    ---------    ---------    ---------
Outstanding at beginning of year.......  3,463,096     $ 4.29      1,438,916      $4.35
  Granted..............................    843,000      12.92      2,628,050       4.00
  Exercised............................   (577,477)      3.70       (211,201)      2.79
  Canceled.............................   (282,472)      7.54       (392,669)      4.55
                                         ---------     ------      ---------      -----
Outstanding at end of year.............  3,446,147       6.40      3,463,096       4.25
                                         =========     ======      =========      =====
Options exercisable at year-end........  2,406,656     $ 5.30      2,241,143      $4.10
                                         =========     ======      =========      =====

     The following table sets forth options outstanding and exercisable by price range at December 31, 2000:

                  OPTIONS OUTSTANDING
- -------------------------------------------------------     OPTIONS EXERCISABLE
                                 WEIGHTED-                -----------------------
                    NUMBER        AVERAGE     WEIGHTED-     NUMBER      WEIGHTED-
                  OUTSTANDING    REMAINING     AVERAGE    EXERCISABLE    AVERAGE
   RANGE OF          AS OF      CONTRACTUAL   EXERCISE       AS OF      EXERCISE
EXERCISE PRICES    12/31/00        LIFE         PRICE      12/31/00       PRICE
- ---------------   -----------   -----------   ---------   -----------   ---------
$ 1.31 - $ 3.63      942,644       8.27        $ 3.48        854,983     $ 3.48
$ 3.88 - $ 4.88    1,641,003       8.37          4.79      1,309,003       4.79
$ 7.88 - $15.56      744,000       9.34         11.84        241,003      14.37
$17.00 - $30.38      118,500       9.14         17.92          1,667      26.25
- ---------------    ---------       ----        ------      ---------     ------
$ 1.31 - $30.38    3,446,147       8.58        $ 6.40      2,406,656     $ 5.30
===============    =========       ====        ======      =========     ======

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

     Pro forma information regarding net earnings and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions. The risk-free interest rate used in the calculation is the rate on the date the options were granted. The risk-free interest rate used for options granted during 2000,

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

1999 and 1998 was 6.5%, 6.35% and 5.7%, respectively. Volatility factors for the expected market price of the common stock of 56%, 53.2% and 50% were used for options granted in 2000, 1999 and 1998, respectively. No dividends are paid by the Company; as a result, its expected dividend yield is 0.0%. A weighted-average expected life of 8.58 years was used in all years for 2000,
9.32 years for 1999, and 7 years for 1998.

     The Company applies APB Opinion 25 in accounting for its plans, and accordingly, no compensation cost has been recognized for its employee stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings for 2000 would have been reduced and the Company's 1999 net loss would have been increased to the proforma amounts indicated below:

                                                       2000           1999
                                                    ----------    ------------
Net income (loss):
  As reported.....................................  $1,993,345    $ (7,146,439)
  Pro forma.......................................    (148,099)    (10,320,344)

     The Company also offers a 401(k) profit sharing plan, a qualified voluntary contributory savings plan, available to substantially all employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company has elected to make matching contributions starting in 2001 dependent upon the level of employee contribution.

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
                                                              ===========

     Selected unaudited pro forma combined results of operations for the year ended December 31, 1998 assuming the Micro General/ACS merger and LDExchange acquisitions occurred on January 1, 1998, are presented as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Total revenue...............................................  $60,565,000
Net loss....................................................   (5,225,549)
Loss per share -- basic and diluted.........................         (.69)

                           MICRO GENERAL CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2000, 1999 AND 1998

     On March 22, 1999, the Company acquired Interactive Associates, Inc., a privately held distributor of computer telephony hardware and services. This acquisition provided for the purchase of 100% of the common stock of Interactive Associates, Inc. in exchange for 50,000 shares of Micro General common stock, subject to certain conditions, including an earn out provision for up to an additional 50,000 shares. The closing price of the Company common stock on March 22, 1999, according to the NASDAQ Bulletin Board, was $3.88. This acquisition was accounted for using the purchase method. The financial position and results of operation of Interactive are not material to the Company. All 50,000 shares in the earnout provision were earned and recorded in 2000.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                                               QUARTER ENDED
                                        -----------------------------------------------------------
                                         MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                        -----------    -----------    -------------    ------------
2000
Revenue...............................  $20,539,414    $29,456,423     $28,464,875     $34,780,892
Gross Profit..........................    3,213,175      5,735,134       6,774,776       9,565,136
Earnings (loss) before income taxes...   (1,615,384)         8,197       1,132,092       2,495,058
Net earnings (loss) - basic...........   (1,615,384)         8,197       1,132,092       2,468,440
Net earnings (loss) - diluted.........   (1,615,384)         8,197       1,132,092       2,468,440
Earnings (loss) per share - basic.....         (.13)          (.00)            .09             .19
Earnings (loss) per share - diluted...         (.13)          (.00)            .08             .18

1999
Revenue...............................  $19,312,475    $24,906,487     $27,852,994     $23,014,895
Gross Profit..........................    2,804,146      3,035,435       4,366,986       7,099,114
Loss before income taxes..............   (1,408,433)    (2,183,763)       (818,249)     (2,731,994)
Net loss - basic......................   (1,409,233)    (2,186,963)       (818,249)     (2,731,994)
Net loss - diluted....................   (1,409,233)    (2,186,963)       (818,249)     (2,731,994)
Loss per share - basic................         (.19)          (.29)           (.11)           (.33)
Loss per share - diluted..............         (.19)          (.29)           (.11)           (.33)

Gross Profit reported 2000............  $ 4,105,763    $ 6,809,048     $ 8,241,158     $10,723,310
Gross Profit updated 2000.............    3,213,175      5,735,134       6,774,776       9,565,136
  Variances(1)........................     (892,588)    (1,073,914)     (1,466,382)     (1,158,174)

Gross Profit reported 1999............  $ 3,023,142    $ 3,285,932     $ 4,658,894     $ 7,578,093
Gross Profit updated 1999.............    2,804,146      3,035,435       4,366,986       7,099,114
  Variances(1)........................  $  (218,996)   $  (250,497)    $  (291,908)    $  (478,979)

- ---------------

(1) Note: Changes in gross profit are due to reclass of depreciation and amortization expense to cost of sales from selling, general and administrative expenses.

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

     Independent Auditors' Report.

     Consolidated Balance Sheets as of December 31, 2000 and 1999.

     Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

     (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
 3.1      Restated Articles of Incorporation of the Company,
          incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 25, 1988, as
          amended.
 3.11     Restated Articles of Incorporation of the Company -- Article
          Fourth of the Certificate of Incorporation, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 3.2      Bylaws of the Company, incorporated by reference from the
          Company's Annual Report on Form 10-K for the year ended
          December 25, 1988, as amended.
10        Material Contracts
10.1      Incentive Stock Option Plan and form of Incentive Stock
          Option Agreement in use prior to 1987, incorporated by
          reference to Exhibit 10.1 from the Company's Annual Report on Form 10-K for the year 1984; Option Plan and form of
          Incentive Stock Option Agreement in use commencing in 1987, incorporated by reference to Exhibit 10 from the Company's
          Annual Report on Form 10-K for the year ended December 28,
          1986.
10.1.1    1998 Stock Incentive Plan and 1998 Employee Stock Purchase
          Plan, incorporated by reference from Form S-8, registration number 333-64289.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
10.1.2    1999 Stock Incentive Plan incorporated by reference from
          Form S-8, registration number 333-95913.
10.18     Convertible Note Purchase Agreement between Micro General
          Corporation and Cal West Service Corporation dated August 1,
          1996, incorporated by reference from the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996.
10.19     Convertible Note Purchase Agreement between Micro General
          Corporation and Dito Caree L.P. dated August 1, 1996,
          incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.20     Loan Agreement and Agreement to issue Detachable Warrants
          between Micro General Corporation and Cal West Service
          Corporation and Dito Caree L.P. Holding dated November 25,
          1997, incorporated by reference from the Company's Annual
          Report on Form 10-K for the year ended December 31, 1997.
10.22     Agreement and Plan of Reorganization dated as of May 14,
          1998, among ACS Systems, Inc., Micro General Corporation,
          ACS Merger, Inc. and Fidelity National Financial, Inc., a
          Delaware corporation, incorporated by reference from the
          Company's report on Form 8-K dated as of May 14, 1998.
10.22.1   Agreement of Merger dated May 14, 1998 by and among ACS
          Systems, Inc., a California Corporation, a Delaware
          corporation, Micro General Corporation, a Delaware
          corporation and Fidelity National Financial, Inc., a
          Delaware corporation, incorporated by reference from the
          Company's report on Form 8-K dated as of May 14, 1998.
10.23     Convertible Note Purchase Agreement between Micro General
          Corporation and Cal West Service Corporation and Dito Caree
          L.P. Holding dated October 27, 1998, incorporated by
          reference from the Company's report on Form 10-K for the
          year ended December 1998.
10.24     Agreement and Plan of Reorganization dated November 17, 1998 by and among Micro General Corporation, a California
          corporation, LDExchange.com, Inc. Joseph L. Putegnant, III,
          Carolyn Hallinan and Europa Telecommunications, incorporated by reference from the Company's report on Form 8-K dated as of November 23, 1998.
10.25     Inducement Agreement and Agreement to Transfer and Reissue
          Detachable Warrants and Convertible Notes, by and between
          John Snedegar, Cal West Service Corporation and Micro
          General Corporation, dated March 30, 1999, incorporated by reference from the Company's report on Form 10-K for the
          year ended December 31, 1998.
10.26     Employment Agreement effective as of April 15, 1999 between
          Micro General Corporation and John Snedegar, the President
          and Chief Executive Officer of the Corporation, incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1999.
10.27     Intellectual Property Transfer, Right of First Refusal, and
          Warrant Purchase Agreement by and between Micro General
          Corporation and escrow.com, Inc. dated October 1, 1999,
          incorporated by reference from the Company's report on Form
          10-K for the year ended December 31, 1999.
10.28     Promissory Note payable to Micro General Corporation from
          escrow.com, Inc. in the amount of $4,500,000 dated October
          1, 1999, incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1999.
10.29     Convertible Note Purchase Agreement by and between Micro
          General Corporation and Cal West Service Corporation dated as of December 15, 1999, incorporated by reference from the
          Company's report on Form 10-K for the year ended December
          31, 1999.
10.30     Credit Agreement and Promissory Note in an amount not to
          exceed $5,000,000 by and between Micro General Corporation and Imperial Bank entered into on December 22, 1999,
          incorporated by reference from the Company's report on Form
          10-K for the year ended December 31, 1999.
10.31     Stock Purchase Agreement, dated as of May 3, 2000, entered into by and among North Star Telecom, LLC, a California
          limited liability company, Micro General Corporation, a
          Delaware corporation, and ACS Systems, Inc., a Delaware
          corporation.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
10.32     Management Agreement, dated as of May 4, 2000, entered into by and among North Star Telecom, LLC, Micro General
          Corporation, LD Exchange.com, Inc. and ACS Systems, Inc.
10.33     Asset Transfer, Right of First Refusal and Stock Purchase
          Agreement entered into as of May 19, 2000, by and between
          Micro General Corporation and TXMNet, Inc.
10.34     Mutual Release and Settlement Agreement, dated as of
          December 28, 2000, is entered into by and among North Star
          Enterprises, LLC, North Star Telecom, LLC, and all
          subsidiaries and entities owned by and/or related to either of said North Star companies, Micro General Corporation, LD
          Exchange.com, Inc. and ACS Systems, Inc.
21        List of Subsidiaries
23.1      Independent auditor's consent.

     (b) Reports on Form 8-K. The Company filed reports on Form 8-K during the fourth quarter of 2000 as follows:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICRO GENERAL CORPORATION,
                                          a Delaware Corporation

                                          By:       /s/ JOHN SNEDEGAR
                                            ------------------------------------
                                                       John Snedegar
                                             Chief Executive Officer, President
                                               (Principal Executive Officer)

Date: March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----
        /s/ PATRICK F. STONE                 Co-Chairman of the Board         March 28, 2001
- -------------------------------------
          Patrick F. Stone

        /s/ WILLIAM P. FOLEY                 Co-Chairman of the Board         March 28, 2001
- -------------------------------------
          William P. Foley

         /s/ CARL A. STRUNK                          Director                 March 28, 2001
- -------------------------------------
           Carl A. Strunk

        /s/ RICHARD H. PICKUP                        Director                 March 28, 2001
- -------------------------------------
          Richard H. Pickup

          /s/ JOHN SNEDEGAR                          Director                 March 28, 2001
- -------------------------------------
            John Snedegar

          /s/ DWAYNE WALKER                          Director                 March 28, 2001
- -------------------------------------
            Dwayne Walker

          /s/ BRADLEY INMAN                          Director                 March 28, 2001
- -------------------------------------
            Bradley Inman

          /s/ JOHN MC GRAW                           Director                 March 28, 2001
- -------------------------------------
             John McGraw

       /s/ DALE W. CHRISTENSEN                Chief Financial Officer         March 28, 2001
- -------------------------------------        (Principal Financial and
         Dale W. Christensen                    Accounting Officer)

                                                                     SCHEDULE II

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                          YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                                          ADDITIONS
                                            BALANCE AT    CHARGED TO
                                            BEGINNING     COSTS AND       AMOUNTS      BALANCE AT
              CLASSIFICATION                OF PERIOD      EXPENSES     WRITTEN-OFF      END OF
              --------------                ----------    ----------    -----------    ----------
Year ended December 31, 2000:
  Allowance for doubtful accounts.........  $2,265,601    $1,554,365    $2,425,411     $1,394,555
Year ended December 31, 1999:
  Allowance for doubtful accounts.........  $  485,936    $2,258,585    $  478,920     $2,265,601
Year ended December 31, 1998:
  Allowance for doubtful accounts.........     321,844       247,437        83,345        485,936

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
 3.1      Restated Articles of Incorporation of the Company,
          incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 25, 1988, as
          amended.
 3.11     Restated Articles of Incorporation of the Company -- Article
          Fourth of the Certificate of Incorporation, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 3.2      Bylaws of the Company, incorporated by reference from the
          Company's Annual Report on Form 10-K for the year ended
          December 25, 1988, as amended.
10        Material Contracts
10.1      Incentive Stock Option Plan and form of Incentive Stock
          Option Agreement in use prior to 1987, incorporated by
          reference to Exhibit 10.1 from the Company's Annual Report on Form 10-K for the year 1984; Option Plan and form of
          Incentive Stock Option Agreement in use commencing in 1987, incorporated by reference to Exhibit 10 from the Company's
          Annual Report on Form 10-K for the year ended December 28,
          1986.
10.1.1    1998 Stock Incentive Plan and 1998 Employee Stock Purchase
          Plan, incorporated by reference from Form S-8, registration number 333-64289.
10.1.2    1999 Stock Incentive Plan incorporated by reference from
          Form S-8, registration number 333-95913.
10.18     Convertible Note Purchase Agreement between Micro General
          Corporation and Cal West Service Corporation dated August 1,
          1996, incorporated by reference from the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996.
10.19     Convertible Note Purchase Agreement between Micro General
          Corporation and Dito Caree L.P. dated August 1, 1996,
          incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
10.20     Loan Agreement and Agreement to issue Detachable Warrants
          between Micro General Corporation and Cal West Service
          Corporation and Dito Caree L.P. Holding dated November 25,
          1997, incorporated by reference from the Company's Annual
          Report on Form 10-K for the year ended December 31, 1997.
10.22     Agreement and Plan of Reorganization dated as of May 14,
          1998, among ACS Systems, Inc., Micro General Corporation,
          ACS Merger, Inc. and Fidelity National Financial, Inc., a
          Delaware corporation, incorporated by reference from the
          Company's report on Form 8-K dated as of May 14, 1998.
10.22.1   Agreement of Merger dated May 14, 1998 by and among ACS
          Systems, Inc., a California Corporation, a Delaware
          corporation, Micro General Corporation, a Delaware
          corporation and Fidelity National Financial, Inc., a
          Delaware corporation, incorporated by reference from the
          Company's report on Form 8-K dated as of May 14, 1998.
10.23     Convertible Note Purchase Agreement between Micro General
          Corporation and Cal West Service Corporation and Dito Caree
          L.P. Holding dated October 27, 1998, incorporated by
          reference from the Company's report on Form 10-K for the
          year ended December 1998.
10.24     Agreement and Plan of Reorganization dated November 17, 1998 by and among Micro General Corporation, a California
          corporation, LDExchange.com, Inc. Joseph L. Putegnant, III,
          Carolyn Hallinan and Europa Telecommunications, incorporated by reference from the Company's report on Form 8-K dated as of November 23, 1998.
10.25     Inducement Agreement and Agreement to Transfer and Reissue
          Detachable Warrants and Convertible Notes, by and between
          John Snedegar, Cal West Service Corporation and Micro
          General Corporation, dated March 30, 1999, incorporated by reference from the Company's report on Form 10-K for the
          year ended December 31, 1998.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
10.26     Employment Agreement effective as of April 15, 1999 between
          Micro General Corporation and John Snedegar, the President
          and Chief Executive Officer of the Corporation, incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1999.
10.27     Intellectual Property Transfer, Right of First Refusal, and
          Warrant Purchase Agreement by and between Micro General
          Corporation and escrow.com, Inc. dated October 1, 1999,
          incorporated by reference from the Company's report on Form
          10-K for the year ended December 31, 1999.
10.28     Promissory Note payable to Micro General Corporation from
          escrow.com, Inc. in the amount of $4,500,000 dated October
          1, 1999, incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1999.
10.29     Convertible Note Purchase Agreement by and between Micro
          General Corporation and Cal West Service Corporation dated as of December 15, 1999, incorporated by reference from the
          Company's report on Form 10-K for the year ended December
          31, 1999.
10.30     Credit Agreement and Promissory Note in an amount not to
          exceed $5,000,000 by and between Micro General Corporation and Imperial Bank entered into on December 22, 1999,
          incorporated by reference from the Company's report on Form
          10-K for the year ended December 31, 1999.
10.31     Stock Purchase Agreement, dated as of May 3, 2000, entered into by and among North Star Telecom, LLC, a California
          limited liability company, Micro General Corporation, a
          Delaware corporation, and ACS Systems, Inc., a Delaware
          corporation.
10.32     Management Agreement, dated as of May 4, 2000, entered into by and among North Star Telecom, LLC, Micro General
          Corporation, LD Exchange.com, Inc. and ACS Systems, Inc.
10.33     Asset Transfer, Right of First Refusal and Stock Purchase
          Agreement entered into as of May 19, 2000, by and between
          Micro General Corporation and TXMNet, Inc.
10.34     Mutual Release and Settlement Agreement, dated as of
          December 28, 2000, is entered into by and among North Star
          Enterprises, LLC, North Star Telecom, LLC, and all
          subsidiaries and entities owned by and/or related to either of said North Star companies, Micro General Corporation, LD
          Exchange.com, Inc. and ACS Systems, Inc.
21        List of Subsidiaries
23.1      Independent auditor's consent.