Form 10-Q
period 2001-03-31
MICRO GENERAL CORP
filed 2001-05-15
CIK 67383

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

                      For the Quarter Ended March 31, 2001

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

$.05 par value Common Stock 13,317,541 shares as of  May 10, 2001

Exhibit Index appears on page 10 of 10 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT
                          Quarter Ended March 31, 2001

                                TABLE OF CONTENTS

                                                                              PAGE NUMBER
                                                                              -----------
Part I:  FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements

         A.  Condensed Consolidated Balance Sheets as of March 31, 2001
             and December 31, 2000........................................         3

         B.  Condensed Consolidated Statements of Operations for the
             three-month periods ended March 31, 2001 and 2000............         4

         C.  Condensed Consolidated Statements of Cash Flows for the
             three-month periods ended March 31, 2001 and 2000............         5

         D.  Notes to Condensed Consolidated Financial Statements.........         6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................         8

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk...        10

Part II: OTHER INFORMATION

   Items 1-3 and 5. of Part II have been omitted because they are not applicable with respect to the current reporting period

   Item 4.   Submission of Matters to Vote of Security Holders............        10

   Item 6.   Exhibits and Reports on Form 8-K.............................        10

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MICRO GENERAL CORPORATION
                                  (Registrant)


By: /s/ Dale W. Christensen
    ----------------------------------
        Dale W. Christensen
        Chief Financial Officer
        (Principal Financial and Accounting
        Officer)                                      Date: May 14, 2001

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,          DECEMBER 31,
                                                                            2001                 2000
                                                                        ------------         ------------
                                                                         (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                           $  5,026,463         $  5,337,553
    Trade accounts receivable, less allowance for doubtful
      accounts of $1,761,199 in 2001 and $1,394,555 in 2000                2,966,145            2,853,971
    Trade accounts receivable due from affiliates                         17,815,995           14,033,919
    Inventories                                                               45,000                   --
    Prepaid expenses and other assets                                      2,330,471            3,276,205
                                                                        ------------         ------------
        Total current assets                                              28,185,074           25,501,648
Property and equipment, net                                               21,348,033           17,462,272
Goodwill less accumulated amortization of $6,429,963 in 2001 and
   $5,789,224 in 2000                                                      5,344,564            6,774,736
Investments                                                                1,660,893            1,660,893
                                                                        ------------         ------------
                                                                        $ 56,538,564         $ 51,399,549
                                                                        ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                               $ 12,918,319         $ 15,038,673
    Income and other taxes payable                                         1,321,715            1,311,966
    Deferred tax liabilities                                                 361,726              361,726
    Deferred revenue                                                         606,570              612,955
    Other current liabilities                                                500,755              374,315
    Current portion of capital leases with affiliates                        423,638              406,550
    Current portion of notes payable                                       6,761,386            4,804,734
                                                                        ------------         ------------
        Total current liabilities                                         22,894,109           22,901,919
Amounts and notes payable to affiliates                                    5,265,408            5,265,408
Capital leases with affiliates                                             1,306,335            1,407,257
Deferred revenue                                                           2,882,467            1,569,478
Notes payable                                                              2,826,470            1,933,308
Other long term liabilities                                                   97,378              146,067
                                                                        ------------         ------------
        Total liabilities                                                 35,272,167           33,232,437
Commitments and contingencies
Subsequent event
Stockholders' equity:
  Preferred stock, $.05 par value. Authorized 1,000,000 shares;
    none issued and outstanding                                                   --                   --
  Common stock, $.05 par value. Authorized 20,000,000 shares;
    issued and outstanding 13,316,187 at March 31, 2001 and
    13,222,553 shares at December 31, 2000                                   665,809              661,128
  Additional paid-in capital                                              29,096,193           28,809,431
  Accumulated deficiency                                                  (8,495,605)         (11,303,447)
                                                                        ------------         ------------
        Total stockholders' equity                                        21,266,397           18,167,112
                                                                        ------------         ------------
                                                                        $ 56,538,564         $ 51,399,549
                                                                        ============         ============


            See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTH PERIODS ENDED
                                                                     MARCH 31,
                                                         ---------------------------------
                                                             2001                 2000
                                                         ------------         ------------
                                                                    (UNAUDITED)

Revenues:
Hardware, software and maintenance revenues              $  4,138,336         $  4,261,871
Service and consulting revenues                            21,466,472            3,721,810
Telecommunication service revenues                          8,994,680           12,555,733
                                                         ------------         ------------
        Total revenues (related party
          revenues, see note 5)                            34,599,488           20,539,414
                                                         ------------         ------------
Cost of sales:
Hardware, software and maintenance cost of sales            2,941,271            2,676,795
Service and consulting cost of sales                       12,473,184            2,342,659
Telecommunication service cost of sales                     9,200,046           12,305,786
                                                         ------------         ------------
        Total cost of sales                                24,614,501           17,326,240
                                                         ------------         ------------
        Gross profit                                        9,984,987            3,213,174
Selling, general and administrative expenses                5,501,035            3,836,740
                                                         ------------         ------------
        Operating income (loss)                             4,483,952             (623,566)
Amortization of goodwill                                     (640,739)            (614,882)
Joint venture loss                                                 --             (286,389)
Interest income (expense), net                               (245,938)             (90,547)
                                                         ------------         ------------
        Income (loss) before income taxes                   3,597,275           (1,615,384)
Income tax expense                                            789,433                   --
                                                         ------------         ------------
        Net income (loss)                                $  2,807,842         $ (1,615,384)
                                                         ============         ============

Income (loss) per share - basic (see note 7)             $        .19         $       (.12)
                                                         ============         ============
Income (loss) per share - diluted (see note 7)           $        .18         $       (.12)
                                                         ============         ============
Number of shares used in per share computations -
  Basic (see note 7)                                       14,609,107           14,041,638
  Diluted (see note 7)                                     15,962,999           14,041,638


            See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     THREE MONTH PERIODS ENDED
                                                                             MARCH 31,
                                                                  -------------------------------
                                                                     2001                2000
                                                                  -----------         -----------
                                                                            (UNAUDITED)

Cash flows from operating activities:
    Net income (loss)                                             $ 2,807,842         $(1,615,384)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
       Depreciation and amortization                                1,636,854           1,259,631
       Loss on disposal of property and equipment                     137,816                  --
       Provision for doubtful accounts                                359,500              84,070
       Joint venture loss                                                  --             286,389
       Tax expense against goodwill                                   789,433                  --
    Changes in assets and liabilities:
       Trade accounts receivable                                     (471,674)         (1,618,806)
       Inventories                                                    (45,000)            123,402
       Prepaid expenses and other assets                              945,734             539,270
       Accounts payable and accrued expenses                       (1,993,914)            620,515
       Income and other taxes payable                                   9,749             (84,157)
       Deferred revenue                                             1,306,604             680,961
       Other long term liabilities                                    (48,689)                 --
       Amounts due from affiliates                                 (3,782,076)         (3,050,510)
                                                                  -----------         -----------
           Net cash provided by (used in)
             operating activities                                   1,652,179          (2,774,619)
                                                                  -----------         -----------
Cash flows from investing activities:
    Purchases of property and equipment                            (2,132,707)         (1,173,623)
                                                                  -----------         -----------
       Net cash used in investing activities                       (2,132,707)         (1,173,623)
                                                                  -----------         -----------
Cash flows from financing activities:
    Net increase in borrowings on line of credit                    1,000,000           2,200,000
    Capital lease obligation                                         (140,177)           (134,309)
    Stock issues or exercise of stock options                         203,949           1,413,366
    Stock purchase plan                                                87,494              50,049
    Net paydown on notes payable                                     (980,828)                 --
                                                                  -----------         -----------
       Net cash provided by financing activities                      170,438           3,529,106
                                                                  -----------         -----------
       Net decrease in cash and cash equivalents                     (310,090)           (419,136)
Cash and cash equivalents at beginning of period                    5,337,553           1,400,874
                                                                  -----------         -----------
Cash and cash equivalents at end of period                        $ 5,027,463         $   981,738
                                                                  ===========         ===========
Supplemental cash flow information:
Cash paid during the quarter for:
    Income taxes paid                                             $    26,818         $        --
                                                                  ===========         ===========
    Interest paid                                                 $   372,907         $   688,362
                                                                  ===========         ===========
Noncash investing and financing activities:
      Note financing of hardware/software                         $ 2,886,985         $        --
                                                                  ===========         ===========


            See Notes to Condensed Consolidated Financial Statements.

                    MICRO GENERAL CORPORATION & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

(1) Basis of Financial Statements

The financial information included in this report includes the accounts of Micro General Corporation and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made in the 2000 condensed consolidated financial statements to conform to classifications used in 2001.

Basic earnings per share is based on the weighted-average number of shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per share gives effect to assumed conversions of potentially dilutive securities. All outstanding options and warrants have been excluded from the calculations of diluted loss per share for the three month period ended March 31, 2000, as their inclusion would be antidilutive. The number of exercisable options and warrants outstanding at March 31, 2001 was 2,442,693 and 587,500 respectively.

(2) Description of Business

Historically, the operations of Micro General Corporation consisted of the design, manufacture and sale of computerized parcel shipping systems, postal scales and piece-count scales. These operations were performed through the Company's postage meter and scale division. Following the acquisition of ACS Systems, Inc. ("ACS") in mid-1998, which is described below, the Company shifted its focus to information technology and telecommunication services.

On May 14, 1998, the Company and Fidelity National Financial, Inc.("FNFI") completed the merger of Micro General with ACS, a wholly-owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was appraised at $1.3 million. Following the merger of Micro General and ACS, FNFI owned 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the legal surviving entity and ACS as the surviving entity for accounting purposes. At December 31, 2000, ACS was formally merged into Micro General. FNFI owned 65.7% of the Company's outstanding common stock at March 31, 2001.

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

Escrow.com offers on-line escrow-related services designed to provide buyers and sellers with a safe, secure and easy to use system for managing payment for and delivery of products and services purchased via the Intranet. As an internet transaction services provider, escrow.com provides for the secure transmission of funds between a buyer and seller by placing the funds in escrow, confirming and verifing the receipt of merchandise by the buyer, and releasing the funds from escrow to the seller.

Because of the start-up nature of escrow.com, the Company has fully reserved the $4.5 million note receivable on its consolidated balance sheet. The gain on the sale of assets will be realized at such time escrow.com has sufficient funding in place to reasonably assure the payment of the note. While the Company has no equity interest in escrow.com as of March 31, 2001, the 15.0 million warrants give the Company the opportunity to acquire a substantial interest in escrow.com. Escrow.com is incurring substantial losses and may need to raise additional funds in order to continue its operations. The Company's potential ownership in escrow.com may be substantially diluted if escrow.com issues additional shares to raise the necessary capital.

As previously described, the Company has warrants that, upon their exercise, will give the Company substantial ownership in escrow.com. In April 2000, escrow.com completed a private placement in which it raised gross proceeds of $30 million. As an inducement to invest, the Company assigned to two of the investors 250,000 of its 15.0 million warrants in escrow.com. As a result of this funding, escrow.com has 10,541,813 shares outstanding as of March 31, 2001. Although escrow.com has raised additional capital, those funds are not being used for repayment of the $4.5 million note receivable discussed above. Therefore, the note will be fully reserved until such time that escrow.com has sufficient funding in place to reasonably ensure payment of the note. Assuming exercise of the warrants, the Company would have a 58% ownership in escrow.com.

(4) RealEC Technologies, Inc.

On October 8, 1998, the Company announced the creation of RealEC, one of the largest real estate electronic commerce networks in the nation. RealEC commenced operations in mid-1999 and was a 50% owned joint venture with Stewart Title Corporation, a subsidiary of Stewart Information Services Corporation (NYSE:STC). RealEC provides a standardized, electronic platform which lenders and realtors can utilize to order and receive products and services from multiple vendors such as credit, flood, appraisal, title and closing. This open, eCommerce network currently gives lenders and realtors access to over 2,000 vendors located across the United States.

On May 19, 2000, the Company created TXMNet, Inc. and transferred its 50% ownership of RealEC into the new entity along with certain other intellectual property in exchange for 6,650,000 shares of convertible, non-voting preferred stock. The Company's investment in TXMNet was $1,660,893, which was the book value of its 50% ownership in RealEC that was part of the assets contributed by the Company into TXMNet, Inc. On December 31, 2000, Stewart Title Corporation exchanged its 50% ownership position in RealEC for 2,935,000 shares of convertible, non-voting preferred stock in TXMNet, Inc. TXMNet, Inc. changed its name to RealEC Technologies, Inc. on February 13, 2001. The Company has accounted for the approximately $2.7 million advanced to RealEC Technologies using the modified equity accounting method, and has, as of March 31, 2001, fully reserved this receivable. The reserve will be reversed at such time RealEC Technologies has sufficient funding to repay the amounts advanced to it by the Company and to conduct its operations for at least the next year. RealEC Technologies has also retained an investment banker to raise $4 - $8 million which is expected to be completed in the second quarter of 2001. On a fully diluted basis, the Company has a 62% ownership in RealEC Technologies, Stewart Title Corporation has a 27% ownership and the remaining 11% ownership is by other investors.

(5) Segment Information

The Company's condensed consolidated financial statements as of and for the quarters ended March 31, 2001 and 2000 include two reportable segments.

As of March 31, 2001:

                                                                       INTRA-COMPANY
                                    MICRO GENERAL      LDEXCHANGE      ELIMINATIONS       TOTAL
                                    -------------      ----------      -------------      -----

Total revenues                       $ 25,604,809      $ 8,994,679     $               $34,599,488
Related party revenues                 24,477,751          710,518                      25,188,269
Operating income (loss)                 5,453,217         (969,265)                      4,483,592
Interest expense (net)                    212,378           33,560                         245,938
Income (loss) before income taxes       4,630,100       (1,032,825)                      3,597,275
Depreciation and amortization           1,245,592          391,262                       1,636,854
Total assets                           60,703,496        8,682,144     (12,847,076)     56,538,564

As of March 31, 2000:

                                                                       INTRA-COMPANY
                                    MICRO GENERAL      LDEXCHANGE      ELIMINATIONS       TOTAL
                                    -------------      ----------      -------------      -----

Total revenues                       $  7,983,682     $ 12,555,732     $               $20,539,414
Related party revenues                  6,865,339          597,456                       7,462,795
Operating income (loss)                   194,212         (817,778)                       (623,566)
Joint Venture loss                       (286,389)              --                        (286,389)
Interest expense (net)                      6,637           83,910                          90,547
Income (loss) before income taxes        (611,748)      (1,003,636)                     (1,615,384)
Depreciation and amortization             933,252          326,379                       1,259,631
Total assets                           27,938,252       10,499,054      (8,463,151)     29,974,155

(6) Options

Under the Company's stock option plan, in the three-months ended March 31, 2001, the Company granted options to acquire 156,000 shares at the then current market price. Of the stock options granted, 0 shares are vested and the remaining 156,000 shares will vest over periods up to four years.

(7) Subsequent Event

On May 8, 2001, the Company declared a stock dividend of 10 percent to shareholders of record at the close of business on May 18, 2001, payable June 1, 2001. Cash is to be paid in lieu of fractional shares. Accordingly, the weighted average shares outstanding have been restated to reflect the stock dividend of approximately 1,331,700 shares for the periods presented. The earnings per share would have been $0.21 basic and $0.19 diluted for the first quarter of 2001 and $(0.13) basic and diluted earnings per share for the first quarter of 2000. After the inclusion of shares related to the stock dividend, the earnings per share are $0.19 basic and $0.18 diluted for the first quarter of 2001 and $(0.12) basic and diluted for the first quarter of 2000.


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

Results of Operations

Revenue

Revenues increased $14.0 million, or 68%, to $34.6 million in the quarter ended March 31, 2001 from $21.5 million in the comparable 2000 period. Although telecommunication services revenue declined by $3.6 million, service and consulting revenue climbed $17.7 million to $22.5 million from $3.7 million. The increase in service and consulting revenue can be attributed to the additional business that has been directed to the Company by FNFI as a result of its acquisition of Chicago Title and the substantial development of Net Global Solutions ("NGS"), a web-based software platform developed to substantially increase the efficiency of the title production process, that began in the last half of 2000. In April 2000, the Company hired approximately 150 Chicago Title information technology employees and entered into an agreement to provide information technology service to Fidelity/Chicago Title. Hardware, software and maintenance revenues fell slightly by $124,000 or 3%, to $4.1 million from $4.3 million in the comparable 2000 period while telecommunications service revenues fell $3.6 million or 28%, to $9.0 million from $12.6 million. The drop in telecommunications service revenues in the Company's LDExchange subsidiary resulted from the loss of several international telecommunications services agreements combined with the decision to decrease the amount of certain low margin international traffic.

Gross Profit

Gross profit increased $6.8 million or 211%, to $10.0 million from $3.2 million in the comparable 2000 period and represents a gross margin percentage of 29% versus 16%. The change in revenue mix away from the lower margin telecommunications revenue and into the higher margin service and consulting revenues resulted in a substantial improvement over the quarter ended March 31, 2000. In addition, the Company's gross profit increased to 42% of service and consulting revenues in the March 31, 2001 quarter, as compared to 37% in the March 31, 2000 quarter. This increase in gross profit was primarily due to a significant increase in billable hours in support of multiple projects, including NGS.

Expenses

Selling, general and administrative expenses ("SG&A") increased $1.7 million or 43%, to $5.5 million from $3.8 million in the comparable period. The increase was due primarily to a $1.4 million reserve expense for receivables due from RealEC Technologies. Under modified equity accounting, the Company was required to fully reserve the receivable from RealEC Technologies until such time it is deemed RealEC Technologies has sufficient funding in place to pay the receivable in full and recover losses previously recognized through subsequent income.

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

Interest income (expense), net, is related to the use of the Company's working capital, which is in the form of available cash and lines of credit. The increase in interest expense to $246,000 from $91,000 can be attributed to additional software and hardware financing arrangements entered into by the Company.

Income tax expense (benefit) is recorded on the amounts the Company estimates based on the Company's taxation structure, will be due to state and federal taxation authorities. Certain acquired Net Operating Loss carryforwards were available to the Company for applying against income. For the quarter ending March 31, 2001, the Company recorded a tax expense of $789,000 that was offset as a reduction in goodwill.

Liquidity and Capital Resources

The Company's current cash requirements include debt service, personnel and other operating expenses, capital expenditures coupled with capital for potential acquisitions and expansion. Internally generated funds fluctuate in a pattern generally consistent with revenues. For the quarter ended March 31, 2001, the Company reported a pre-tax profit of $3.6 million versus a loss of $1.6 million in the comparable 2000 period. The Company believes as a result of its current revenue base, improved profitability, increased margins and the anticipated availability of funds in the form of existing lines of credit, all cash requirements will be met for at least 12 months.

The Company had relied on FNFI as the primary source of capital to fund its operations in the form of revenues generated by the Company related to products and services provided to FNFI. FNFI had also been a source of funds via available financing arrangements and is a guarantor of certain of the Company's lending arrangements. The Company has a five-year convertible note with FNFI. The Company also has a $5.0 million revolving line of credit with Imperial Bank guaranteed by FNFI, which extends through July 31, 2001. As of March 31, 2001, the Company has borrowed $3.5 million. In addition, the Company has also entered into a number of note financing arrangements with both IBM Global Credit and GE Capital totaling $6.1 million.

The Company's LDExchange subsidiary continues to operate in a difficult, extremely competitive pricing environment. In the quarter ended March 31, 2001, LDExchange experienced a loss of $1,032,825 and an earnings before interest, tax, depreciation and amortization (EBITDA) loss of $608,003. The Company had entered into an agreement to sell the telecommunications subsidiary in the fourth quarter of 2000, but the buyer was unable to complete its financing of the purchase. While the Company believes that it can have LDExchange operate on a positive cash flow basis in the second half of 2001, the Company is currently reviewing the operations of LDExchange and is evaluating its options for this business.

While the Company believes it has funds on hand and funds available through existing lines of credit sufficient to meet its projected needs for the next twelve months, the Company also believes it may have the option of raising additional funds through an offering of its common stock. If undertaken, the proceeds from an offering would be used to pay down existing debt, finance the development of potential new business opportunities and potential acquisitions, and also for general working capital purposes. There can be no guarantee the Company will undertake an offering of its common stock, or that if undertaken, it will be successful in raising additional funds.

The Company must comply with certain affirmative and negative covenants related to its outstanding debt and notes payable. The Company was in compliance with these covenants at March 31, 2001.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's consolidated balance sheets include liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with the Company's financial activities as of March 31, 2001.

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

The fair value of the Company's notes payable approximate their carrying value at March 31, 2001 as the interest rates paid approximate the market value of borrowings of a similar nature.

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments, which relate to the Company's line of credit, would be an increase (decrease) of the fair value approximately $25,000, if interest rates increased (decreased) 100 basis points.

Part II: OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders - None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

    None

    (b) Reports on Form 8-K:

    None