Form 10-Q
period 2001-06-30
MICRO GENERAL CORP
filed 2001-08-14
CIK 67383

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

                       For the Quarter Ended June 30, 2001

                          Commission File Number 0-8358


                            MICRO GENERAL CORPORATION
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                              95-2621545
     -------------------------------             ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)             Identification Number)


2510 N. Red Hill Avenue, Suite 230, Santa Ana, California          92705
---------------------------------------------------------      -------------
      (Address of principal executive offices)                   (Zip Code)

                                 (949) 622-4444
     ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

      $.05 par value Common Stock 14,870,253 shares as of August 9, 2001

      Exhibit Index appears on page 12 of 12 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT
                           Quarter Ended June 30, 2001

                                TABLE OF CONTENTS

                                                                        PAGE NUMBER
                                                                        -----------
Part I: FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements                      3

          A. Condensed Consolidated Balance Sheets as of June 30, 2001
             and December 31, 2000                                            3

          B. Condensed Consolidated Statements of Operations for the
             three-month periods ended June 30, 2001 and 2000                 4

          C. Condensed Consolidated Statements of Operations for the
             six-month periods ended June 30, 2001 and 2000                   5

          D. Condensed Consolidated Statements of Cash Flows for the
             six-month periods ended June 30, 2001 and 2000                   6

          E. Notes to Condensed Consolidated Financial Statements             7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk      11

Part II: OTHER INFORMATION

     Items 1-3 and 5. of Part II have been omitted because they are not applicable with respect to the current reporting period

     Item 6. Exhibits and Reports on Form 8-K                                12


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MICRO GENERAL CORPORATION
                                  (Registrant)

By: /s/  Dale W. Christensen
    ---------------------------------------------
    Dale W. Christensen
    Chief Financial Officer (Principal Financial
    and Accounting Officer)                                Date: August 14, 2001

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,       DECEMBER 31,
                                                                           2001            2000
                                                                       ------------     ------------
                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents......................................... $  6,593,920   $  5,337,553
    Trade accounts receivable, less allowance for doubtful
      accounts of $1,893,474 in 2001 and $ 1,394,555 in 2000..........    2,883,174      2,853,971
    Inventories.......................................................      253,090             --
    Trade accounts receivable due from affiliates.....................   18,361,906     14,033,919
    Prepaid & other current assets....................................    3,395,906      3,276,205
    Deferred tax assets...............................................    3,509,406             --
                                                                       ------------   ------------
        Total current assets..........................................   34,997,402     25,501,648
Property and equipment, net...........................................   23,147,302     17,462,272
Goodwill less accumulated amortization of $6,968,352 in 2001 and
   $5,789,224 in 2000.................................................    4,924,815      6,774,736
Investments...........................................................    1,660,893      1,660,893
                                                                       ------------   ------------
                                                                       $ 64,730,412   $ 51,399,549
                                                                       ------------   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses............................. $ 12,394,570   $ 15,038,673
    Income and other taxes payable....................................    1,342,252      1,311,966
    Deferred tax liabilities..........................................           --        361,726
    Deferred revenue..................................................      668,683        612,955
    Other current liabilities.........................................      454,936        374,315
    Current portion of capital leases with affiliate..................      470,939        406,550
    Current portion of notes payable..................................    6,732,352      4,804,734
                                                                       ------------   ------------
        Total current liabilities.....................................   22,063,732     22,910,919
Amounts and notes payable to affiliates...............................    5,265,408      5,265,408
Capital leases with affiliates........................................    1,242,584      1,407,257
Deferred revenue......................................................    3,583,267      1,569,478
Note payable..........................................................    3,029,836      1,933,308
Other long term liabilities...........................................       87,640        146,067
                                                                       ------------   ------------
        Total liabilities.............................................   35,272,467     33,232,437
Commitments and contingencies
Subsequent events
Stockholders' equity:
  Preferred stock, $.05 par value. Authorized 1,000,000 shares;
    none issued and outstanding.......................................           --             --
  Common stock, $.05 par value. Authorized 50,000,000 shares;
    issued and outstanding 14,811,993 at June 30, 2001 and
    14,544,808 shares at December 31, 2000............................      740,599        661,128
  Additional paid-in capital..........................................   50,373,752     28,809,431
  Accumulated deficiency..............................................  (21,656,406)   (11,303,447)
                                                                       ------------   ------------
        Total stockholders' equity....................................   29,457,945     18,167,112
                                                                       ------------   ------------
                                                                       $ 64,730,412   $ 51,399,549
                                                                       ------------   ------------

            See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   THREE-MONTH PERIODS ENDED
                                                                           JUNE 30,
                                                                 ----------------------------
                                                                    2001             2000
                                                                 -----------      -----------
                                                                         (UNAUDITED)
Revenues:
Hardware, software and maintenance revenues....................  $ 3,841,925      $ 5,383,582
Service and consulting revenues................................   22,649,564       11,776,897
Telecommunication service revenues.............................    6,053,228       12,295,944
                                                                 -----------      -----------
        Total revenues (related party revenues, see note 5)....   32,544,717       29,456,423
                                                                 -----------      -----------
Cost of sales:
Hardware, software and maintenance cost of sales...............    1,831,540        2,995,522
Service and consulting cost of sales...........................   14,958,126        7,851,445
Telecommunication service cost of sales........................    6,133,187       12,874,322
                                                                 -----------      -----------
        Total cost of sales....................................   22,922,853       23,721,289
                                                                 -----------      -----------
        Gross profit...........................................    9,621,864        5,735,134
Selling, general and administrative expenses...................    5,199,869        4,660,598
                                                                 -----------      -----------
        Operating income.......................................    4,421,995        1,074,536
Amortization of goodwill.......................................     (538,390)        (614,881)
Joint venture loss.............................................           --         (291,656)
Interest expense, net..........................................     (147,470)        (159,802)
                                                                 -----------      -----------
        Income before income taxes.............................    3,736,135            8,197
Income tax expense.............................................    1,117,254               --
                                                                 -----------      -----------
        Net income.............................................  $ 2,618,881      $     8,197
                                                                 -----------      -----------

Income per share -- basic (see note 7).........................  $       .18      $       .00
                                                                 -----------      -----------
Income per share -- diluted (see note 7).......................  $       .16      $       .00
                                                                 -----------      -----------

Number of shares used in per share computations -
  Basic (see note 7)...........................................   14,693,977       14,304,831
  Diluted (see note 7).........................................   16,480,069       15,905,362

            See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  SIX-MONTH PERIODS ENDED
                                                                         JUNE 30,
                                                                ----------------------------
                                                                   2001             2000
                                                                -----------      -----------
                                                                         (UNAUDITED)
Revenues:
Hardware, software and maintenance revenues...................  $ 7,980,261      $ 9,645,453
Service and consulting revenues...............................   44,116,036       15,498,707
Telecommunication service revenues............................   15,047,908       24,851,677
                                                                -----------      -----------
        Total revenues (related party revenues, see note 5)...   67,144,205       49,995,837
                                                                -----------      -----------
Cost of sales:
Hardware, software and maintenance cost of sales..............    4,772,811        5,672,317
Service and consulting cost of sales..........................   27,431,310       10,195,104
Telecommunication service cost of sales.......................   15,333,233       25,180,107
                                                                -----------      -----------
        Total cost of sales...................................   47,537,354       41,047,528
                                                                -----------      -----------
        Gross profit..........................................   19,606,851        8,948,309
Selling, general and administrative expenses..................   10,700,904        8,497,338
                                                                -----------      -----------
        Operating income......................................    8,905,947          450,971
Amortization of goodwill......................................   (1,179,129)      (1,229,764)
Joint venture loss............................................           --         (578,045)
Interest expense, net.........................................     (393,408)        (250,349)
                                                                -----------      -----------
        Income (loss) before income taxes.....................    7,333,410       (1,607,187)
Income tax expense............................................    1,906,687               --
                                                                -----------      -----------
        Net income (loss).....................................   $5,426,723      $(1,607,187)
                                                                -----------      -----------

Income (loss) per share -- basic (see note 7).................  $       .37      $      (.11)
                                                                -----------      -----------
Income (loss) per share -- basic (see note 7).................  $       .33      $      (.11)
                                                                -----------      -----------

Number of shares used in per share computations -
  Basic (see note 7)..........................................   14,651,710       14,142,852
  Diluted (see note 7)........................................   16,437,802       14,142,852

            See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            SIX-MONTH PERIODS ENDED
                                                                                    JUNE 30,
                                                                         ------------------------------
                                                                             2001              2000
                                                                         ------------      ------------
                                                                                    (UNAUDITED)
Cash flows from operating activities:
    Net income (loss) .................................................. $ 5,426,723       $(1,607,187)
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
      Depreciation and amortization ....................................   3,234,672         2,716,699
      Loss on disposal of property and equipment .......................     137,816                --
      Provision for doubtful accounts ..................................     508,254           109,070
      Joint venture loss ...............................................          --           578,045
      Tax expense against goodwill, equity, deferred taxes .............   1,571,291                --
    Changes in assets and liabilities:
        Trade accounts receivable ......................................    (537,457)       (1,300,637)
        Inventories ....................................................    (253,090)          139,840
        Prepaid expenses and other assets ..............................    (119,701)         (526,039)
        Accounts payable and accrued expenses ..........................  (2,563,482)        3,339,339
        Income and other taxes payable .................................      30,286           (36,781)
        Deferred revenue ...............................................   2,069,517                --
        Customer deposit ...............................................          --           360,027
        Other long term liabilities ....................................     (58,427)               --
        Amounts due from affiliates ....................................  (4,327,987)       (5,770,921)
        Amounts due to affiliates ......................................          --           383,137
                                                                         -----------       -----------
           Net cash provided by (used in) operating activities .........   5,118,415        (1,615,588)
                                                                         -----------       -----------
Cash flows from investing activities:
    Purchases of property and equipment ................................  (4,963,118)       (2,260,324)
    Investment in joint venture ........................................          --        (1,450,000)
                                                                         -----------       -----------
           Net cash used in investing activities .......................  (4,963,118)       (3,710,324)
                                                                         -----------       -----------
Cash flows from financing activities:
    Net increase in borrowings on line of credit .......................   2,000,000         2,700,000
    Capital lease obligation ...........................................    (261,427)         (155,029)
    Stock issues or exercise of stock options ..........................     876,137         1,712,780
    Stock purchase plan ................................................     216,344                --
    Net paydown on notes payable .......................................  (1,729,984)               --
                                                                         -----------       -----------
           Net cash provided by financing activities ...................   1,101,070         4,257,751
                                                                         -----------       -----------
           Net increase (decrease) in cash and cash equivalents ........   1,256,367        (1,068,161)
Cash and cash equivalents at beginning of period .......................   5,337,553         1,400,874
                                                                         -----------       -----------
Cash and cash equivalents at end of period ............................. $ 6,593,920       $   332,713
                                                                         -----------       -----------
Supplemental cash flow information:

Cash paid during the six months for:
    Income taxes paid .................................................. $    26,618                --
                                                                         -----------       -----------
    Interest paid ...................................................... $   709,352       $   741,163
                                                                         -----------       -----------
Noncash investing and financing activities:
      Earnout payment to Interactive Associates, Inc. .................. $        --       $   614,333
                                                                         -----------       -----------
      Investment in TXMNet, Inc, ....................................... $        --       $ 1,510,893
                                                                         -----------       -----------
      Stock dividend ................................................... $15,779,685                --
                                                                         -----------       -----------
      Note financing of hardware/software .............................. $ 2,754,130                --
                                                                         -----------       -----------
      Assets acquired through capital lease ............................ $   161,143                --
                                                                         -----------       -----------

            See Notes to Condensed Consolidated Financial Statements.

                    MICRO GENERAL CORPORATION & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

(1) BASIS OF FINANCIAL STATEMENTS

The financial information included in this report includes the accounts of Micro General Corporation and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ended December 31, 2001.

Certain reclassifications have been made in the 2000 condensed consolidated financial statements to conform to classifications used in 2001.

Basic earnings per share is based on the weighted-average number of shares outstanding and excludes any dilutive effects of options and convertible securities. Diluted earnings per share gives effect to assumed conversions of potentially dilutive securities. All outstanding options and warrants have been excluded from the calculations of diluted loss per share as their inclusion would be antidilutive. The number of exercisable options and warrants outstanding at June 30, 2001 was 2,727,748 and 587,500, respectively.

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

      On May 14, 1998, the Company and Fidelity National Financial, Inc.("FNFI") completed the merger of Micro General with ACS, a wholly-owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was appraised at $1.3 million. Following the merger of Micro General and ACS, FNFI owned 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the legal surviving entity and ACS as the surviving entity for accounting purposes. At December 31, 2000, ACS was formally merged into Micro General. FNFI owned 64.5% of the Company's outstanding common stock at June 30, 2001.

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

      Because of the start-up nature of escrow.com, the Company has fully reserved the $4.5 million note receivable on its consolidated balance sheet. The gain on the sale of assets will be realized at such time escrow.com has sufficient funding in place to reasonably assure the payment of the note. While the Company has no equity interest in escrow.com as of June 30, 2001, the 15.0 million warrants give the Company the opportunity to acquire a substantial interest in escrow.com. Escrow.com is incurring substantial losses and may need to raise additional funds in order to continue its operations. The Company's potential ownership in escrow.com may be substantially diluted if escrow.com issues additional shares to raise the necessary capital.

      As previously described, the Company has warrants that, upon their exercise, will give the Company substantial ownership in escrow.com. In April 2000, escrow.com completed a private placement in which it raised gross proceeds of $30 million. As an inducement to invest, the Company assigned to two of the investors 250,000 of its 15.0 million warrants in escrow.com. As a result of this funding, escrow.com has 10,516,813 shares outstanding as of June 30, 2001. Although escrow.com has raised additional capital, those funds are not being used for repayment of the $4.5 million note receivable discussed above. Therefore, the note will be fully reserved until such time that escrow.com has sufficient funding in place to reasonably ensure payment of the note. Assuming exercise of the warrants, the Company would have a 58% ownership in escrow.com.

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

      On May 19, 2000, the Company created TXMNet, Inc. and transferred its 50% ownership of RealEC into the new entity along with certain other intellectual property in exchange for 6,650,000 shares of convertible, non-voting preferred stock. The Company's investment in TXMNet was $1,660,893, which was the book value of its 50% ownership in RealEC that was part of the assets contributed by the Company into TXMNet, Inc. On December 31, 2000, Stewart Title Corporation exchanged its 50% ownership position in RealEC for 2,935,000 shares of convertible, non-voting preferred stock in TXMNet, Inc. TXMNet, Inc. changed its name to RealEC Technologies, Inc. on February 13, 2001. The Company has accounted for the approximately $2.8 million advanced to RealEC Technologies using the modified equity accounting method, and has, as of June 30, 2001, fully reserved this receivable. The reserve will be reversed at such time RealEC Technologies has sufficient funding to repay the amounts advanced to it by the Company and to conduct its operations for at least the next year. RealEC has a signed letter of intent for an investor to make an investment of $4.0 million into RealEC, which will relieve Micro General of the ongoing advancing of funds to RealEC. RealEC believes this funding transaction will be completed in the third quarter 2001. On a fully diluted basis, the Company has a 62% ownership in RealEC Technologies, Stewart Title Corporation has a 27% ownership and the remaining 11% ownership is by other investors.

(5) SEGMENT INFORMATION

The Company's condensed consolidated financial statements as of and for the quarters ended June 30, 2001 and 2000 include two reportable segments.

                                                                       INTRA-COMPANY
As of June 30, 2001:                  MICRO GENERAL     LDEXCHANGE     ELIMINATIONS         TOTAL
                                      -------------    -----------     -------------     -----------
Total revenues                         $26,491,488     $ 6,053,229     $                 $32,544,717
Related party revenues                  24,877,689         834,329                        25,712,018
Operating income (loss)                  4,985,202        (563,207)                        4,421,995
Interest expense (net)                     113,544          33,926                           147,470
Income (loss) before income taxes        4,740,355      (1,004,220)                        3,736,135
Depreciation and amortization            1,220,733         377,087                         1,597,820
Total assets                            71,395,302       6,818,711      (13,483,601)      64,730,412

                                                                       INTRA-COMPANY
As of June 30, 2000:                  MICRO GENERAL     LDEXCHANGE     ELIMINATIONS         TOTAL
                                      -------------    -----------     -------------     -----------
Total revenues                         $17,160,479      $12,295,944    $                 $29,456,423
Related party revenues                   16,231,649         607,506                       16,839,155
Operating income (loss)                   2,553,744      (1,479,208)                       1,074,536
Joint Venture loss                         (291,656)             --                         (291,656)
Interest expense (net)                     (159,545)           (257)                        (159,802)
Income (loss) before income taxes         1,487,662      (1,479,465)                           8,197
Depreciation and amortization               897,872         559,106                        1,456,978
Total assets                             31,658,468      11,295,059     (9,417,232)       33,536,295


The Company's condensed consolidated financial statements as of and for the six months ended June 30, 2001 and 2000 include two reportable segments.


                                                                       INTRA-COMPANY
As of June 30, 2001:                  MICRO GENERAL     LDEXCHANGE     ELIMINATIONS         TOTAL
                                      -------------    -----------     -------------     -----------
Total revenues                         $52,096,295     $15,047,910     $                 $67,144,205
Related party revenues                  49,355,440       1,544,847                        50,900,287
Operating income (loss)                 10,438,419      (1,532,472)                        8,905,947
Interest expense (net)                     325,922          67,486                           393,408
Income (loss) before income taxes        9,370,455      (2,037,045)                        7,333,410
Depreciation and amortization            2,466,323         768,349                         3,234,672
Total assets                            71,395,302       6,818,711      (13,483,601)      64,730,412

                                                                       INTRA-COMPANY
As of June 30, 2000:                  MICRO GENERAL     LDEXCHANGE     ELIMINATIONS         TOTAL
                                      -------------    -----------     -------------     -----------
Total revenues                         $25,144,161     $24,851,676     $                 $49,995,837
Related party revenues                  23,096,988       1,204,962                        24,301,950
Operating income (loss)                  2,849,905      (2,398,934)                          450,971
Joint Venture loss                        (578,045)             --                          (578,045)
Interest expense (net)                    (166,182)        (84,167)                         (250,349)
Income (loss) before income taxes          875,914      (2,483,101)                       (1,607,187)
Depreciation and amortization            1,831,074         885,445                         2,716,519
Total assets                            31,658,468      11,295,059      (9,417,232)       33,536,295

(6) OPTIONS

Under the Company's stock option plan, in the six-months ended June 30, 2001, the Company granted options to acquire 1,293,400 shares at the then current market price. Of the stock options granted, zero shares are vested and the remaining 1,293,400 shares will vest over periods up to four years.

(7)  STOCKHOLDER'S EQUITY

Common stock increased from $661,128 at December 31, 2000 to $740,599 as of June 30, 2001. This was the result of stock option exercises ($10,391), shares issued to the employee stock purchase plan ($2,500) and the stock dividend ($66,580) paid as of June 1, 2001.

On May 8, 2001, the Company declared a stock dividend of 10 percent to shareholders of record at the close of business on May 18, 2001, payable June 1, 2001. Cash was paid in lieu of fractional shares. Accordingly, the weighted average shares outstanding have been restated to reflect a 10% stock dividend for each of the periods presented. The total stock dividend was $15,779,685.

Additional paid in capital increased from $28,809,431 at the end of the first quarter, 2001 to $51,612,158 as of June 30, 2001. Contributing to this increase were stock option exercises ($865,742), employee stock purchase plan purchases and employer match ($213,844), and the stock dividend ($15,713,105). In addition, an entry was made to additional paid in capital to recognize the tax benefits of options exercised in the amount of $4,771,631.

Common stock issued and outstanding as of December 31, 2000 was 13,222,553. Common stock issued and outstanding as of June 30, 2001 is 14,811,993. This is an increase in issued and outstanding shares of 1,589,440 and is attributable to the following transactions:

         Stock Exercises                                     207,821
         Shares Issued to Employee Stock Purchase Plan        50,000
         Stock Dividend                                    1,331,619
                                                           ---------

         Total Shares Issued                               1,589,440
                                                           =========

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

RESULTS OF OPERATIONS

Revenue

      Revenues increased $3.1 million, or 10.5%, to $32.5 million in the quarter ended June 30, 2001 from $29.5 million in the comparable 2000 period. For the six months ended June 30, 2001, revenue was $67.1 million, an increase of $17.1 million or 34.3% over revenue of $50.0 million for the six-month period ending June 30, 2000. The majority of the revenue increase is due to service and consulting revenues, which were $22.6 million for the quarter ended June 30, 2001, a $10.8 million increase from the comparable quarter last year. This increase can be attributed to the additional business that has been directed to the Company by FNFI as a result of its acquisition of Chicago Title in April , 2000, and the continued development of Net Global Solutions ("NGS"), a web-based software platform developed to substantially increase the efficiency of the title production process.

     For the quarter ending June 30, 2001, hardware, software and maintenance revenues decreased $1.5 million, or 28.6%, to $3.8 million from $5.4 million in the comparable 2000 period while telecommunications service revenues fell $6.2 million, or 50.8%, to $6.1 million from $12.3 million in the year earlier period. In the six months ending June 30, 2001, hardware, software and maintenance revenues fell $1.7 million, or 17.3%, to $8.0 million from $9.6 million in the comparable 2000 period while telecommunications service revenues fell $9.8 million, or 39.4%, to $15.0 million from $24.9 million for the same period in 2000. New installations of SIMON, the legacy back office system solution for title offices have slowed significantly in anticipation of the NGS system. The drop in telecommunications service revenues in the Company's LDExchange subsidiary resulted from the loss of several international telecommunications services agreements combined with the decision to decrease the amount of certain low margin international traffic.

     In the quarter ended June 30, 2001, total related party revenue was $25.7 million (79% of total revenue), an increase of $8.8 million compared to $16.8 million (57.1% of total revenue) for the quarter ended June 30, 2000. For the six-month period ending June 30, 2001, the total related party revenue was $50.9 million (75.8% of total revenue), an increase of $26.6 million compared to $24.3 million (48.6% of total revenue) for the six-month period ending June 30, 2000.

Gross Profit

     For the three months ended June 30, 2001, gross profit increased $3.9 million or 67.8%, to $9.6 million (29.6% of revenue) as compared to gross profit of $5.7 million (19.5% of revenue) in the year earlier quarter. Gross profit in the six months ended June 30, 2001 was $19.6 million (29.2% of revenue), an increase of $10.7 million, or 119.1%, from gross profit of $8.9 million (17.9% of revenue) in the comparable 2000 period. The continued change in revenue mix into the higher margin service and consulting revenues and the de-emphasis of lower margin telecommunications revenue resulted in significant gross profit improvement for the three and six-month periods ending June 30, 2001 when compared to the same periods in 2000. Service and consulting revenues were primarily responsible for the gross profit dollar increases of $3,887,000 and $10,659,000 for the respective three and six-month periods in 2000 and 2001.

Expenses

     For the quarter ending June 30, 2001 selling, general and administrative expenses ("SG&A") increased $.5 million or 11.6%, to $5.2 million from $4.7 million in the comparable 2000 period. For the six months ended June 30, 2001, SG&A expenses increased to $10.7 million, a $2.2 million, or 25.9% increase over the same period in 2000. The increase was due primarily to a $2.8 million reserve expense for receivables due from RealEC Technologies. Under modified equity accounting, the Company is required to fully reserve the receivable from RealEC Technologies until such time it is deemed RealEC Technologies has sufficient funding in place to pay the receivable in full and recover losses previously recognized through subsequent income.

     The amortization of goodwill is a function of the characteristics of the intangible assets recorded during a particular period and the estimated useful life of the intangible assets. Fluctuations in the amortization of goodwill result from the amount, mix and characteristics of the intangible assets recorded as well as the circumstances surrounding the Company's estimate of the appropriate useful life. Amortization expense was slightly lower for the three and six-month periods when comparing 2001 and 2000. This is attributed to the lowering of amortization due to the reduction of goodwill by the utilization of pre-acquisition net operating loss carryforwards.

      Interest expense, net is interest income earned net of interest expense related to the use of the Company's working capital, which is in the form of available cash and lines of credit. In the quarter ended June 30, 2001, the decrease in interest expense, net to $147,000 from $160,000 in the comparable quarter was driven by lower interest costs associated with draws on the company's credit line and lower interest expense on note payments. For the six months ended June 30, 2001, the increase of $143,000 in interest expense, net over the six months ended June 30, 2000 is attributable to the interest expense on equipment note financings incurred during the six months ended June 30, 2001.

      Income tax expense (benefit) is recorded on the amounts the Company estimates, based on the Company's taxation structure, will be due to state and federal taxation authorities. Certain acquired Net Operating Loss carryforwards were available to the Company for applying against taxable income. For the six months ending June 30, 2001, the Company recorded a taxable expense of ($1,906,687) that was credited to goodwill ($670,792), additional paid in capital ($271,631), taxes payable ($335,396), and deferred taxes ($628,868).

Liquidity and Capital Resources

      The Company's current cash requirements include debt service, personnel and other operating expenses, capital expenditures coupled with capital for potential acquisitions and expansion. Internally generated funds fluctuate in a pattern generally consistent with revenues. For the quarter ended June 30, 2001, the Company recorded a net income of $2.6 million compared to a second quarter income of $8,200 in the comparable 2000 period. For the six months ended June 30, 2001, the Company had a net income of $5.4 million compared to a loss of ($1,607,187) for the six months ended June 30, 2000. The Company believes as a result of its current revenue base, improved profitability, increased margins and the anticipated availability of funds in the form of existing lines of credit, all cash requirements will be met for at least 12 months.

      On July 13, 2001, Micro General entered into a definitive agreement to acquire a privately owned company that is a leading provider of closing and title automation software. Micro General anticipates that this transaction will close in the month of August 2001. This company is expected to post revenues of over $6 million in 2001 and to be profitable. The purchase price is not expected to exceed $8.5 million, with approximately $1.75 million to be paid in cash and the remainder in Micro General common stock. Micro General has sufficient cash on hand to pay the cash portion of the purchase price.

      Micro General has advanced RealEC Technologies $2.8 million in the first six months of 2001 and, as required by modified equity accounting, has fully reserved this receivable. The Company fully expects that all amounts advanced to RealEC will be repaid after RealEC reaches profitability, which it is expected to achieve by year-end. RealEC has a signed letter of intent for an investor to make an investment of $4.0 million into RealEC, which will relieve Micro General of the ongoing advancing of funds to RealEC. RealEC believes this funding transaction will be completed in the 2001 third quarter. Micro General's cash flow does not contemplate the continued advancing of funds to RealEC in the last six months of 2001. Should RealEC not obtain this $4.0 million in funding, Micro General will be faced with continuing to advance funds to RealEC and the need to reserve these additional advances until they can be repaid. Micro General believes that it can continue to generate the cash flow necessary to make these advances, if needed. However, this situation would have a significant negative impact on the Company's income statement due to the reserving of these advances, if made.

      The Company has relied on FNFI as the primary source of capital to fund its operations in the form of revenues generated by the Company related to products and services provided to FNFI. FNFI had also been a source of funds via available financing arrangements and is a guarantor of certain of the Company's lending arrangements. The Company has a five-year convertible note with FNFI. The Company also has a $5.0 million revolving line of credit with Imperial Bank guaranteed by FNFI, which extends through September 2001. As of June 30, 2001, the Company has borrowed $4.5 million. In addition, the Company has also entered into a number of note financing arrangements with both IBM Global Credit and GE Capital totaling $6.1 million.

      In connection with the continuing development of the NGS system, Micro General anticipates that an additional $8 - $12 million in capital purchases will be required over the remainder of 2001. The Company believes that the necessary financing is available to complete these capital purchases.

      The Company's LDExchange subsidiary continues to operate in a difficult, extremely competitive pricing environment. In the quarter ended June 30, 2001, LDExchange experienced a loss of $1,004,000 and for the six months ended, a loss of $2,037,000. Earnings before interest, tax, depreciation and amortization (EBITDA) was a loss of $186,122 and $764,123 for the three and six month periods ending June 30, 2001. The Company had entered into an agreement to sell the telecommunications subsidiary in the fourth quarter of 2000, but the buyer was unable to complete its financing of the purchase. While the Company believes that it can bring the LDExchange operations to a positive cash flow basis before the end of the year, the Company is currently reviewing the operations of LDExchange and is evaluating its options for this business.

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

      The Company must comply with certain affirmative and negative covenants related to its outstanding debt and notes payable. The Company was in compliance with these covenants at June 30, 2001.

Impact of Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. We have not historically entered into derivative contracts or related instruments. We adopted SFAS 133, as amended, effective April 1, 2001, the implementation of which resulted in no material impact on our consolidated financial statements and results of operations.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 14, "Goodwill and Other Intangible Assets." The Company is required to adopt the provisions of SFAS No. 141 immediately. SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 required that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of the Statement, is effective for fiscal years beginning after December 15, 2001 and shall be initially applied at the beginning of a fiscal year.

      The Company has historically amortized its goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of SFAS No. 142, the Company will cease amortizing its goodwill and certain intangible assets. The Company anticipates adopting SFAS No. 142 as of the beginning of fiscal year 2002 (i.e., January 1, 2002). The Company recorded amortization expense in the amount of $2,459,526 for the fiscal year ended December 31, 2000, $538,390 and $1,179,129 for the three and six months ended June 30, 2001 and $614,881 and $1,229,764 for the three and six months ended June 30, 2000. To the extent that no impairment charges are recorded upon adoption or application of SFAS No. 142, similar amounts of amortization will not be recorded in future periods. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      The Company's consolidated balance sheets include liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with the Company's financial activities as of June 30, 2001.

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

      The fair value of the Company's notes payable approximate their carrying value at June 30, 2001 as the interest rates paid approximate the market value of borrowings of a similar nature.

      The hypothetical effects of changes in market rates or prices on the fair values of financial instruments, which relate to the Company's line of credit, would be an increase (decrease) of the fair value approximately $45,000, if interest rates increased (decreased) 100 basis points.

Part II: OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

      On June 19, 2001, the Company held its Annual Meeting of Stockholders pursuant to a Notice and Proxy Statement dated April 30, 2001. At the meeting, stockholders elected as directors William P. Foley II, Patrick F. Stone, John Snedegar, Richard Pickup, Dwayne Walker, Carl A. Strunk, Bradley Inman and John McGraw. The vote for each of the directors was 8,346,282 for and 5,675 against. Stockholders approved an amendment to the Micro General 1999 Stock Option Plan increasing the number of shares reserved for issuance by 1,000,000 shares to a total of 3,000,000. The vote for this amendment was 5,364,862 for and 24,637 against. Stockholders also approved an increase in the number of shares of common stock from 20,000,000 to 50,000,000 authorized shares. The vote was 8,331,003 for and 10,627 against.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None

      (b) Reports on Form 8-K:

          None