Form 10-Q
period 2001-09-30
MICRO GENERAL CORP
filed 2001-11-14
CIK 67383

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

                    For the Quarter Ended September 30, 2001

                          Commission File Number 0-8358

                            MICRO GENERAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              95-2621545
     -------------------                                      --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


2510 N. RED HILL AVENUE, SUITE 230, SANTA ANA, CALIFORNIA               92705
---------------------------------------------------------               -----
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

     $.05 par value Common Stock 15,294,140 shares as of November 9, 2001


     Exhibit Index appears on page 14 of 14 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT

                        Quarter Ended September 30, 2001

                                TABLE OF CONTENTS

                                                                                                 PAGE NUMBER
                                                                                                 -----------
Part I: FINANCIAL INFORMATION

    Item 1. Condensed Consolidated Financial Statements                                               3

        A.  Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31,
            2000                                                                                      3

        B.  Condensed Consolidated Statements of Operations for the three-month periods
            ended September 30, 2001 and 2000                                                         4

        C.  Condensed Consolidated Statements of Operations for the nine-month periods ended
            September 30, 2001 and 2000                                                               5

        D.  Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
            September 30, 2001 and 2000                                                               6

        E.  Notes to Condensed Consolidated Financial Statements                                      7

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                               11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                               13

Part II: OTHER INFORMATION

    Items 1-3 and 5. of Part II have been omitted because they are not applicable with
            respect to the current reporting period                                                  14

    Item 6. Exhibits and Reports on Form 8-K                                                         14



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MICRO GENERAL CORPORATION
                                  (Registrant)

By: /s/ Dale W. Christensen
    -------------------------------------------
    Dale W. Christensen
    Chief Financial Officer
    (Principal Financial and Accounting Officer)

                                                         Date: November 14, 2001

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER  30,      DECEMBER 31,
                                                                      2001               2000
                                                                  -------------       -----------
                                                                   (UNAUDITED)
                             ASSETS
Current assets:
    Cash and cash equivalents ...............................      $  7,862,635       $  5,337,553
    Trade accounts receivable, less allowance for
      doubtful accounts of $1,790,559 in 2001 and
      $1,394,555 in 2000 ....................................         4,225,896          2,853,971
    Inventories .............................................           169,998                 --
    Trade accounts receivable due from affiliates ...........        16,788,480         14,033,919
    Prepaid & other current assets ..........................         3,384,488          3,276,205
    Deferred tax assets .....................................         3,792,884                 --
                                                                   ------------       ------------
        Total current assets ................................        36,224,381         25,501,648
Property and equipment, net .................................        26,222,065         17,462,272
Goodwill less accumulated amortization of $7,421,567 in
  2001 and $5,789,224 in 2000 ...............................        12,084,751          6,774,736
Investments .................................................         1,660,893          1,660,893
                                                                   ------------       ------------
                                                                   $ 76,192,090       $ 51,399,549
                                                                   ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ...................      $ 13,076,122       $ 15,038,673
    Income and other taxes payable ..........................           978,280          1,311,966
    Deferred tax liabilities ................................                --            361,726
    Deferred revenue ........................................         2,306,659            612,955
    Other current liabilities ...............................           465,476            374,315
    Current portion of capital leases with affiliate ........           483,462            406,550
    Current portion of notes payable ........................         7,498,800          4,804,734
                                                                   ------------       ------------
        Total current liabilities ...........................        24,808,799         22,910,919
Amounts and notes payable to affiliates .....................         5,265,408          5,265,408
Capital leases with affiliates ..............................         1,119,393          1,407,257
Deferred revenue ............................................         3,866,772          1,569,478
Note payable ................................................         1,458,231          1,933,308
Other long term liabilities .................................            77,902            146,067
                                                                   ------------       ------------
        Total liabilities ...................................        36,596,505         33,232,437

Commitments and contingencies
Subsequent events
Stockholders' equity:
  Preferred stock, $.05 par value. Authorized 1,000,000
    shares; none issued and outstanding .....................                --                 --
  Common stock, $.05 par value. Authorized 50,000,000 shares;
    issued and outstanding  15,277,689 at September 30, 2001
    and 14,544,808 shares at December 31, 2000 ..............           763,884            661,128
  Additional paid-in capital ................................        57,434,192         28,809,431
  Accumulated deficiency ....................................       (18,602,491)       (11,303,447)
                                                                   ------------       ------------
        Total stockholders' equity ..........................        39,595,585         18,167,112
                                                                   ------------       ------------
                                                                   $ 76,192,090       $ 51,399,549
                                                                   ============       ============


            See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE-MONTH PERIODS ENDED
                                                                         SEPTEMBER 30,
                                                                 ----------------------------
                                                                    2001             2000
                                                                 -----------      -----------
                                                                         (UNAUDITED)

Revenues:
Software, hardware and maintenance revenues ...............      $ 5,364,483      $ 4,352,531
Service and consulting revenues ...........................       23,270,683       13,760,764
Telecommunication service revenues ........................        5,614,124       10,351,580
                                                                 -----------      -----------
   Total revenues (related party revenues, see note 6) ....       34,249,290       28,464,875
                                                                 -----------      -----------
Cost of sales:
Software, hardware and maintenance cost of sales ..........        3,110,511        2,386,855
Service and consulting cost of sales ......................       14,890,471        8,494,070
Telecommunication service cost of sales ...................        6,157,487       10,627,593
                                                                 -----------      -----------
   Total cost of sales ....................................       24,158,469       21,508,518
                                                                 -----------      -----------
   Gross profit ...........................................       10,090,821        6,956,357
Selling, general and administrative expenses ..............        5,377,275        4,773,378
                                                                 -----------      -----------
   Operating income .......................................        4,713,546        2,182,979
Amortization of goodwill ..................................          455,703          626,895
Joint venture loss ........................................               --               --
Interest expense, net .....................................          207,845          423,992
                                                                 -----------      -----------
   Income before income taxes .............................        4,049,998        1,132,092
Income tax expense ........................................          996,083               --
                                                                 -----------      -----------
   Net income .............................................      $ 3,053,915      $ 1,132,092
                                                                 -----------      -----------


Income per share -- basic (see note 9).....................      $       .20      $       .08
                                                                 ===========      ===========
Income per share -- diluted (see note 9) ..................      $       .18      $       .07
                                                                 ===========      ===========
Number of shares used in per share computations --
  Basic (see note 9) ......................................       15,003,704       14,412,168
  Diluted (see note 9) ....................................       17,121,400       15,978,779

           See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     NINE-MONTH PERIODS ENDED
                                                                           SEPTEMBER 30,
                                                                 ---------------------------------
                                                                      2001               2000
                                                                 -------------       -------------
                                                                            (UNAUDITED)
Revenues:
Software, hardware and maintenance revenues ...............      $  13,344,743       $  13,997,984
Service and consulting revenues ...........................         67,386,718          29,259,471
Telecommunication service revenues ........................         20,662,031          35,203,257
                                                                 -------------       -------------
    Total revenues (related party revenues, see note 6)....        101,393,492          78,460,712
                                                                 -------------       -------------
Cost of sales:
Software, hardware and maintenance cost of sales ..........          7,883,321           8,059,172
Service and consulting cost of sales ......................         42,321,780          18,689,174
Telecommunication service cost of sales ...................         21,490,719          35,807,700
                                                                 -------------       -------------
    Total cost of sales ...................................         71,695,820          62,556,046
                                                                 -------------       -------------
    Gross profit ..........................................         29,697,672          15,904,666
Selling, general and administrative expenses ..............         16,078,182          13,270,716
                                                                 -------------       -------------
    Operating income ......................................         13,619,490           2,633,950
Amortization of goodwill ..................................          1,634,831           1,856,659
Joint venture loss ........................................                 --             578,045
Interest expense, net .....................................            601,251             674,341
                                                                 -------------       -------------
    Income (loss) before income taxes .....................         11,383,408            (475,095)
Income tax expense ........................................          2,902,769                  --
                                                                 -------------       -------------
    Net income (loss) .....................................      $   8,480,639       $    (475,095)
                                                                 =============       =============


Income (loss) per share -- basic (see note 9) .............      $         .57       $        (.03)
                                                                 =============       =============
Income (loss) per share -- diluted (see note 9) ...........      $         .51       $        (.03)
                                                                 =============       =============
Number of shares used in per share computations -
  Basic (see note 9).......................................         14,769,845          14,231,006
  Diluted (see note 9) ....................................         16,522,405          14,231,006

            See Notes to Condensed Consolidated Financial Statements.

                   MICRO GENERAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE-MONTH PERIODS ENDED
                                                                                       SEPTEMBER 30,
                                                                              -------------------------------
                                                                                  2001               2000
                                                                              ------------       ------------
                                                                                        (UNAUDITED)
Cash flows from operating activities:
    Net income (loss) ..................................................      $  8,480,639       $   (475,095)
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
      Depreciation and amortization ....................................         5,216,093          4,691,776
      Loss on disposal of property and equipment .......................           137,816                 --
      Provision for doubtful accounts ..................................           327,928            515,375
      Joint venture loss ...............................................                --            578,045
      Tax expense against goodwill, equity, deferred taxes .............         2,214,270                 --
    Changes in assets and liabilities:
        Trade accounts receivable ......................................        (1,054,855)        (1,637,704)
        Inventories ....................................................          (169,998)           368,681
        Prepaid expenses and other assets ..............................           100,101           (308,121)
        Accounts payable and accrued expenses ..........................        (2,063,794)         3,800,267
        Income and other taxes payable .................................          (333,686)           (29,129)
        Deferred revenue ...............................................         2,386,138                 --
        Customer deposit ...............................................                --           (167,000)
        Other long term liabilities ....................................           (68,165)                --
        Amounts due from affiliates ....................................        (2,754,561)        (6,989,427)
                                                                              ------------       ------------
           Net cash provided by operating activities ...................        12,812,832            347,668
                                                                              ------------       ------------
Cash flows from investing activities:
    Purchases of property and equipment ................................        (9,203,106)        (3,240,479)
    Investment in joint venture ........................................                --         (1,450,000)
    Purchase of software ...............................................                --            (45,000)
    Acquisition of SoftPro, net of cash acquired .......................        (1,630,526)                --
                                                                              ------------       ------------
           Net cash used in investing activities .......................       (10,833,632)        (4,735,479)
                                                                              ------------       ------------
Cash flows from financing activities:
    Net increase in borrowings on line of credit .......................         2,000,000          3,700,000
    Capital lease obligation ...........................................          (372,095)          (317,342)
    Payment of interest due affiliates..................................          (394,906)          (617,243)
    Stock issues or exercise of stock options...........................         1,495,148          2,182,848
    Stock purchase plan ................................................           352,876            187,006
    Net pay down on notes payable ......................................        (2,535,141)          (140,129)
                                                                              ------------       ------------
           Net cash provided by financing activities ...................           545,882          4,995,140
                                                                              ------------       ------------
           Net increase (decrease) in cash and cash equivalents ........         2,525,082            607,329
Cash and cash equivalents at beginning of period .......................         5,337,553          1,400,874
                                                                              ------------       ------------
Cash and cash equivalents at end of period .............................      $  7,862,635       $  2,008,203
                                                                              ------------       ------------

Supplemental cash flow information:
Cash paid during the six months for:
    Income taxes paid ..................................................      $  1,326,618                 --
                                                                              ------------       ------------
    Interest paid ......................................................      $  1,131,417       $    737,336
                                                                              ------------       ------------
Noncash investing and financing activities:
      Earnout payment to Interactive Associates, Inc. ..................                         $    614,333
                                                                                                 ------------
      Investment in TXMNet, Inc. .......................................                         $  1,615,893
                                                                                                 ------------
      Stock dividend ...................................................      $ 15,779,683                 --
                                                                              ------------       ------------
      Note financing of hardware/software ..............................      $  2,754,130       $  2,850,428
                                                                              ------------       ------------
      Assets acquired through capital lease ............................      $    161,143                 --
                                                                              ------------       ------------
      SoftPro acquisition ..............................................      $  6,216,228                 --
                                                                              ------------       ------------

            See Notes to Condensed Consolidated Financial Statements.

                    MICRO GENERAL CORPORATION & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

(1) BASIS OF FINANCIAL STATEMENTS

The financial information included in this report includes the accounts of Micro General Corporation and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ended December 31, 2001.

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

     On May 14, 1998, the Company and Fidelity National Financial, Inc.("FNFI") completed the merger of Micro General with ACS, a wholly owned subsidiary of FNFI. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was appraised at $1.3 million. Following the merger of Micro General and ACS, FNFI owned 81.4% of the common stock of the Company on an undiluted basis. The transaction has been accounted for as a reverse merger, i.e., Micro General has been acquired by FNFI as a majority-owned subsidiary through a merger with ACS, with Micro General as the legal surviving entity and ACS as the surviving entity for accounting purposes. At December 31, 2000, ACS was formally merged into Micro General. FNFI owned 64% of the Company's outstanding common stock at September 30, 2001.

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

     Escrow.com offers on-line escrow-related services designed to provide buyers and sellers with a safe, secure and easy to use system for managing payment for and delivery of products and services purchased via the Intranet. As an internet transaction services provider, escrow.com provides for the secure transmission of funds between a buyer and seller by placing the funds in escrow, confirming and verifying the receipt of merchandise by the buyer, and releasing the funds from escrow to the seller.

     Because of the start-up nature of escrow.com, the Company has fully reserved the $4.5 million note receivable on its consolidated balance sheet. The gain on the sale of assets will be realized at such time escrow.com has sufficient funding in place to reasonably assure the payment of the note. While the Company has no equity interest in escrow.com as of September 30, 2001, the
15.0 million warrants give the Company the opportunity to acquire a substantial interest in escrow.com. Escrow.com is incurring substantial losses and may need to raise additional funds in order to continue its operations. The Company's potential ownership in escrow.com may be substantially diluted if escrow.com issues additional shares to raise the necessary capital.

     As previously described, the Company has warrants that, upon their exercise, will give the Company substantial ownership in escrow.com. In April 2000, escrow.com completed a private placement in which it raised gross proceeds of $30 million. As an inducement to invest, the Company assigned to two of the investors 250,000 of its 15.0 million warrants in escrow.com. As a result of this funding, escrow.com has 10,516,813 shares outstanding as of September 30, 2001. Although escrow.com has raised additional capital, those funds are not being used for repayment of the $4.5 million note receivable discussed above. Therefore, the note will be fully reserved until such time that escrow.com has sufficient funding in place to reasonably ensure payment of the note. Assuming exercise of the warrants, the Company would have a 58% ownership in escrow.com.

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

On May 19, 2000, the Company created TXMNet, Inc. and transferred its 50% ownership of RealEC into the new entity along with certain other intellectual property in exchange for 6,650,000 shares of convertible, non-voting preferred stock. The Company's investment in TXMNet was $1,660,893, which was the book value of its 50% ownership in RealEC that was part of the assets contributed by the Company into TXMNet, Inc. On December 31, 2000, Stewart Title Corporation exchanged its 50% ownership position in RealEC for 2,935,000 shares of convertible, non-voting preferred stock in TXMNet, Inc. TXMNet, Inc. changed its name to RealEC Technologies, Inc. on February 13, 2001. The Company has advanced RealEC Technologies approximately $5.3 million and has accounted for these advances using the modified equity method. Subsequent to the end of the quarter, the Company was repaid $1.5 million of these advances as a result of the transaction described in the following paragraph. Therefore, in anticipation of the receipt of these funds, the Company had reserved $3.8 million of the RealEC Technologies receivable.

On October 25, 2001, Land America signed an agreement with the Company and Stewart Title Corporation to invest $4 million in RealEC Technologies for 3,065,000 shares of Series B preferred stock. Terms of the agreement include the payment of $1.5 million of this investment to the Company as repayment of funds advanced by the Company to RealEC Technologies. The Company has agreed as of October 25, 2001, to turn the remaining $3.8 million owed to Micro General into a convertible note having a term of 20 months and bearing interest of 7% annually. As of October 25, 2001, assuming conversion of the non-voting convertible preferred stock into common stock, the Company would have a 47% ownership in RealEC Technologies, Stewart Title Corporation would have a 22% ownership, Land America would have a 22% ownership, and the remaining 9% ownership by other investors.

(5) SOFTPRO CORPORATION

On August 20, 2001, Micro General Corporation acquired SoftPro Corporation (SoftPro), for $1.75 million in cash and 336,034 shares of the Company's common stock valued at $4,857,035. The Company also assumed the SoftPro Option Plan, which had 133,328 options issued and outstanding. The vesting of these options accelerated upon the change in ownership. The vested options were then converted to Micro General options which were valued at $1,359,194 using the Black
Scholes option pricing model and are included in the purchase price. The
Company has not yet completed the purchase price allocation (which includes acquisition costs of approximately $90,000). Identifiable intangibles will be amortized over their expected useful lives, which is estimated to be five years. Residual goodwill, if any, will not be amortized but will be subject to periodic testing of impairment at the reporting unit level in accordance with Financial Accounting Standards No. 142. Established in 1984, SoftPro is based in Raleigh, North

Carolina. SoftPro is a leading provider of real estate closing and title insurance automation software for the independent title agent marketplace. It has an installed base of more than 6,300 sites nationwide and a user base of more than 23,000.

The Company's unaudited consolidated financial statements for the nine-month period ended September 30, 2001 include the results of operations of SoftPro since its acquisition on August 20, 2001. The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company and SoftPro as if the acquisition had occurred as of the beginning of each period, giving effect to preliminary purchase accounting adjustments.


                                                   FOR THE PROFORMA 9 MONTHS ENDED
                                                              (Unaudited)

                                             SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                                             ------------------         ------------------
        Net revenues                           $ 106,551,000              $ 82,255,000
        Net income (loss)                          8,431,000                (1,301,000)
        Basic net income (loss) per share      $        0.56              $      (0.09)
        Diluted net income (loss) per share    $        0.50              $      (0.09)


The pro forma loss per share data is based on the Company's weighted average number of common shares outstanding during the nine month periods ended September 30, 2001 and 2000 and the addition of the 336,034 common shares issued as part of the acquisition. The unaudited pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had SoftPro operated as part of the Company for the nine month periods ended September 30, 2001 and 2000, nor are they indicative of future operating results.

(6) SEGMENT INFORMATION

The Company's condensed consolidated financial statements as of and for the quarters ended September 30, 2001 and 2000 include two reportable segments.

                                                                          INTRA-COMPANY
      AS OF SEPTEMBER 30, 2001:            MICRO GENERAL    LDEXCHANGE    ELIMINATIONS       TOTAL
                                           -------------   -----------    -------------  -----------
      Total revenues                         $28,635,165   $ 5,614,125    $              $34,249,290
      Related party revenues                  27,471,510       608,540                    28,080,050
      Operating income (loss)                  5,808,414    (1,094,868)                    4,713,546
      Interest expense (net)                     171,078        36,767                       207,845
      Income (loss) before income taxes        5,181,628    (1,131,630)                    4,049,998
      Depreciation and amortization            1,620,526       360,893                     1,981,419
      Total assets                            92,516,158     6,909,749     (23,233,817)   76,192,090


                                                                          INTRA-COMPANY
      AS OF SEPTEMBER 30, 2000:            MICRO GENERAL    LDEXCHANGE    ELIMINATIONS       TOTAL
                                           -------------   -----------    -------------  ------------
      Total revenues                         $18,547,408   $ 9,917,467    $               $28,464,875
      Related party revenues                  16,202,134       687,472                     16,889,606
      Operating income (loss)                  3,437,654    (1,254,675)                     2,182,979
      Joint Venture loss                                                                            0
      Interest expense (net)                     325,421        98,571                        423,992
      Income (loss) before income taxes        2,585,597    (1,453,505)                     1,132,092
      Depreciation and amortization            1,076,427       898,741                      1,975,168
      Total assets                            39,397,552    11,060,114     (11,920,808)    38,536,858

The Company's condensed consolidated financial statements as of and for the nine months ended September 30, 2001 and 2000 include two reportable segments.

                                                                          INTRA-COMPANY
      AS OF SEPTEMBER 30, 2001:            MICRO GENERAL   LDEXCHANGE      ELIMINATIONS     TOTAL
                                           -------------   -----------    -------------  -----------
      Total revenues                       $  80,731,460   $20,662,032    $              $101,393,492
      Related party revenues                  76,826,950     2,153,387                     78,980,337
      Operating income (loss)                 14,365,428      (745,938)                    13,619,490
      Interest expense (net)                     496,998       104,253                        601,251
      Income (loss) before income taxes       14,582,083    (3,198,675)                    11,383,408
      Depreciation and amortization            4,086,852     1,129,241                      5,216,093
      Total assets                            92,516,158     6,909,749    (23,233,817)     76,192,090


                                                                         INTRA-COMPANY
      AS OF SEPTEMBER 30, 2000:            MICRO GENERAL    LDEXCHANGE    ELIMINATIONS       TOTAL
                                           -------------   -----------   -------------  -----------
      Total revenues                       $  43,691,567   $34,769,145   $              $  78,460,712
      Related party revenues                  39,299,122     1,892,434                     41,191,556
      Operating income (loss)                  6,100,578    (3,466,628)                     2,633,950
      Joint Venture loss                        (578,045)                                    (578,045)
      Interest expense (net)                     491,604       182,737                        674,341
      Income (loss) before income taxes        3,461,502    (3,936,597)                      (475,095)
      Depreciation and amortization            2,907,591     1,784,185                      4,691,776
      Total assets                            39,397,552    11,060,111     (11,920,807)    38,536,856

(7) OPTIONS

Under the Company's stock option plan, in the nine-months ended September 30, 2001, the Company granted options to acquire 1,694,584 shares at the then current market price. Of the stock options granted, 84,784 shares are vested and the remaining shares will vest over periods up to four years.

(8) STOCKHOLDER'S EQUITY

Common stock increased from $661,128 at December 31, 2000 to $763,883 as of September 30, 2001. This increase was the result of stock option exercises ($16,872), shares issued to the employee stock purchase plan ($2,500), stock dividend ($66,581) paid as of June 1, 2001, and stock issued related to the SoftPro acquisition ($16,802).

On May 8, 2001, the Company declared a stock dividend of 10 percent to shareholders of record at the close of business on May 18, 2001, payable June 1, 2001. Cash was paid in lieu of fractional shares. Accordingly, the weighted average shares outstanding have been restated to reflect a 10% stock dividend for each of the periods presented. The total stock dividend was $15,779,685.

Additional paid in capital increased from $28,809,431 at December 31, 2000 to $57,432,192 as of September 15, 2001. Contributing to this increase were stock option exercises ($1,478,275), employee stock purchase plan purchases and employer match ($350,376), stock dividend ($15,713,101), and stock issued related to the SoftPro acquisition ($6,199,427). In addition, an entry was made to additional paid in capital to recognize the tax benefits of options exercised in the amount of ($4,883,582).

Common stock issued and outstanding as of December 31, 2000 was 13,222,553. Common stock issued and outstanding as of September 30, 2001 is 15,277,689. This is an increase in issued and outstanding shares of 2,055,136 and is attributable to the following transactions:

            Stock Exercises                                          337,483
            Shares Issued to Employee Stock Purchase Plan             50,000
            Stock Dividend                                         1,331,619
            SoftPro Acquisition                                      336,034
                                                                   ---------
            Total Shares Issued                                    2,055,136
                                                                   =========


(9) CALCULATION OF EARNINGS PER SHARE

                                                        Three-month periods ended             Nine-month periods ended
                                                              September 30,                         September 30,
                                                         2001               2000              2001                2000
                                                     -------------     -------------       ------------      ------------
Basic Earnings Per Share:

Numerator
     Net income (loss).............................  $   3,053,915     $   1,132,092       $  8,480,639       $  (475,095)
                                                     -------------     -------------       ------------       -----------
Denominator
     Weighted average shares outstanding                15,003,704        13,101,971         14,769,845        12,937,278
     10% Stock Dividend                                         --         1,310,197                 --         1,293,728
                                                     -------------     -------------       ------------       -----------

     Basic weighted average shares outstanding          15,003,704        14,412,168         14,769,845        14,231,006
                                                     -------------     -------------       ------------       -----------
     Basic earnings (loss) per share: ............   $        0.20     $        0.08       $       0.57       $     (0.03)
                                                     =============     =============       ============       ===========

Diluted Earnings Per Share:

Numerator
     Net income (loss) ............................  $   3,053,915      $  1,132,092       $  8,480,639       $  (475,095)
                                                     -------------     -------------       ------------       -----------
Denominator
     Basic weighted average shares outstanding          15,003,704        13,101,971         14,769,845        12,937,278

Incremental common shares attributable to:
     Outstanding Warrants                                  424,945           344,454            337,248                 0
     Outstanding Options                                 1,692,751         1,222,157          1,415,312                 0
     10% Stock Dividend                                          0         1,310,197                  0         1,293,728
                                                     -------------     -------------       ------------       -----------
                                                         2,117,696         2,876,808          1,752,560         1,293,728

Diluted weighted average shares outstanding             17,121,400        15,978,779         16,522,405        14,231,006
                                                     -------------     -------------       ------------       -----------
diluted earnings (loss) per share                    $        0.18     $        0.07       $       0.51       $     (0.03)
                                                     =============     =============       ============       ===========


For the nine month period ended September 30, 2000, 1.6 million shares related to the possible exercise of outstanding options and warrants were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

RESULTS OF OPERATIONS

Revenue

     Revenues increased $5.8 million, or 20.3%, to $34.3 million in the quarter ended September 30, 2001 from $28.5 million in the comparable 2000 period. For the nine months ended September 30, 2001, revenue was $101.4 million, an increase of $22.9 million or 29.2% over revenue of $78.5 million for the nine-month period ended September 30, 2000. The majority of the revenue increase was due to service and consulting revenues, which were $23.3 million for the quarter ended September 30, 2001, a $9.5 million increase from the comparable quarter last year. This increase is attributed to the continued development of Net Global Solutions ("NGS"), a web-based software platform developed to substantially increase the efficiency of the title production process.

     For the quarter ended September 30, 2001, software, hardware and maintenance revenues increased $1.0 million, or 23.2%, to $5.4 million from $4.4 million in the comparable 2000 period while telecommunications service revenues fell $4.7 million, or 45.8%, to $5.6 million from $10.3 million in the comparable 2000 period. In the nine months ended September 30, 2001, software, hardware, and maintenance revenues fell $653,000 or 4.7%, to $13.3 million from $14.0 million in the comparable nine month period ended September 30, 2001 while telecommunications service revenues fell $14.5 million, or 41.3%, to $20.7 million from $35.2 million for the same period in 2000. The increase in software, hardware and maintenance revenues in the third quarter was primarily in the area of software maintenance and is attributable to additional software service agreements placed with Fidelity period since September 30, 2000. The decrease for the nine-month period is from a reduction of new installations of SIMON, the legacy back office system solution for title offices, in anticipation of the NGS system. The drop in telecommunications service revenues in the Company's LDExchange subsidiary was a result of the loss of several international telecommunications services agreements combined with the decision to decrease the amount of certain low margin international traffic.

     In the quarter ended September 30, 2001, total related party revenue was $28.1 million (82.0% of total revenue), an increase of $11.2 million compared to $16.9 million (59.3% of total revenue) for the quarter ended September 30, 2000. For the nine month period ended September 30, 2001, the total related party revenue was $79.0 million (77.9% of total revenue), an increase of $37.8 million compared to $41.2 million (52.5% of total revenue) for the nine month period ended September 30, 2000.

Gross Profit

     For the three months ended September 30, 2001, gross profit increased $3.1 million or 45.1%, to $10.1 million (29% of revenue) as compared to gross profit of $7.0 million (24% of revenue) in the prior year comparable quarter. Gross profit in the nine months ended September 30, 2001 was $29.7 million (29% of revenue), an increase of $13.8 million, or 86.7%, from gross profit of $15.9 million (20% of revenue) in the comparable 2000 period. The continued change in revenue mix into the higher margin service and consulting revenues and the de-emphasis of lower margin telecommunications revenue resulted in significant gross profit improvement for the three and nine month periods ended September 30, 2001 when compared to the same periods in 2000.

Expenses

     For the quarter ended September 30, 2001 selling, general and administrative expenses ("SG&A") increased $0.6 million or 12.7%, to $5.4 million from $4.8 million in the comparable 2000 period. For the nine months ended September 30, 2001, SG&A expenses increased to $16.1 million, a $2.8 million, or 21% increase over the same period in 2000. This increase is primarily due to the $2.3 million RealEC Technologies reserve expense for receivables due from RealEC Technologies for the first six months of the year using modified equity accounting.

     The amortization of goodwill is a function of the characteristics of the intangible assets recorded during a particular period and the estimated useful life of the intangible assets. Fluctuations in the amortization of goodwill result from the amount, mix and characteristics of the intangible assets recorded as well as the circumstances surrounding the Company's estimate of the appropriate useful life. Amortization expense was slightly lower for the three and nine month periods when comparing 2001 and 2000. This is attributed to the lowering of amortization due to the reduction of goodwill by the utilization of pre-acquisition net operating loss carry-forwards of $1.0 million.

     Interest expense, net is interest income earned net of interest expense related to the use of the Company's working capital, which is in the form of available cash and lines of credit. In the quarter ended September 30, 2001, the decrease in interest expense, net to $208,000 from $424,000 in the comparable quarter was driven by lower interest costs associated with fewer draws on the company's credit line and lower interest expense recorded on amortized note payments made. For the nine month comparable 2001 period ended September 30, 2001, the decrease of $73,000 in interest expense, net over the nine months ended September 30, 2000 was also attributed to a favorable interest rate environment.

     Income tax expense (benefit) is recorded on the amounts the Company estimates, based on the Company's taxation structure, will be due to state and federal taxation authorities. For the nine months ended September 30, 2001, the Company recorded a taxable expense of $3.0 million. The effective tax rate of 25% differs from the statutory tax rate of 34% due to the recognition of net operating tax loss carryforwards in light of the Company's profitability in 2001.

Liquidity and Capital Resources

     The Company's current cash requirements include debt service, personnel and other operating expenses, stock repurchase program, capital expenditures coupled with capital for potential acquisitions and expansion. Internally generated funds fluctuate in a pattern generally consistent with revenues. For the quarter ended September 30, 2001, the Company recorded a net income of $3.0 million compared to income of $1.1 million in the comparable 2000 period. For the nine months ended September 30, 2001, the Company had a net income of $8.5 million compared to a net loss of ($475,000) for the nine months ended September 30, 2000. The Company believes as a result of its current revenue base, improved profitability, increased margins and the anticipated availability of funds in the form of existing lines of credit, all cash requirements will be met for at least 12 months.

     On August 21, 2001, Micro General acquired SoftPro, a privately owned company that is a leading provider of closing and title automation software. This division is expected to post revenues of over $1.6 million for the remainder of 2001, and be profitable. The purchase price was $8.1 million, with approximately $1.75 million paid in cash and the remainder in Micro General common stock and stock options.

     Micro General has advanced RealEC Technologies $5.3 million in the first nine months of 2001, and, as required by modified equity accounting, has reserved $3.5 million of this receivable as of September 30, 2001 (see note 4). On October 25, 2001, Land America signed an agreement with the Company and Stewart Title Corporation to invest $4 million into RealEC Technologies for 3,065,000 shares of Series B preferred stock. Terms of the agreement include $1.5 million of this investment going to the Company as a reduction in receivables due the Company. The Company has agreed to turn the remaining receivables as of October 25, 2001 into a convertible note going forward. This investment relieves Micro General of the position of ongoing advancement of funds to RealEC Technologies. In the event RealEC Technologies reaches positive cash flows, the company will see repayment of the $3.8 million previously reserved.

     The Company has relied on FNFI as the primary source of capital to fund its operations in the form of revenues generated by the Company related to products and services provided to FNFI. FNFI had also been a source of funds via available financing arrangements and is a guarantor of certain of the Company's lender arrangements. The Company has a five-year convertible note with FNFI due December, 2004. The Company also has a $10.0 million revolving line of credit with Imperial Bank, $5 million of which is guaranteed by FNFI, which extends through September 2002. As of September 30, 2001, the Company has borrowed $4.5 million. In addition, the Company has also entered into a number of note financing arrangements with IBM Global Credit and GE Capital totaling $2.9 million in the first nine months of 2001.

     In connection with the continuing development of the NGS system, Micro General anticipates that an additional $1 to $3 million in capital purchases will be required over the remainder of 2001. The Company believes the necessary financing is available from existing financing resources to complete these capital purchases.

     The Company's LDExchange subsidiary continues to operate in a difficult, extremely competitive pricing environment. For the quarter ended September 30, 2001, LDExchange experienced a loss of $1.2 million, and for the nine months ended, a loss of $3.2 million. Earnings before interest, tax, depreciation and amortization (EBITDA) were a loss of $734,000 and $2.0 million for the three and nine-month periods ended September 30, 2001. The Company is currently reviewing the operations of LDExchange and is evaluating its options for this business.

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

     The Company must comply with certain affirmative and negative covenants related to its outstanding debt and notes payable. The Company was in compliance with these covenants at September 30, 2001.

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

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 14, "Goodwill and Other Intangible Assets." The Company is required to adopt the provisions of SFAS No. 141 immediately. SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 required that the purchase method be used for business combinations initiated after September 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of the Statement, is effective for fiscal years beginning after December 15, 2001 and shall be initially applied at the beginning of a fiscal year.

     The Company has historically amortized its goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of SFAS No. 142, the Company will cease amortizing its goodwill and certain intangible assets. The Company anticipates adopting SFAS No. 142 as of the beginning of fiscal year 2002 (i.e., January 1, 2002). The Company recorded amortization expense in the amount of $2,460,000 for the fiscal year ended December 31, 2000, $456,000 and $1,635,000 for the three and nine months ended September 30, 2001 and $627,000 and $1,857,000 for the three and nine months ended September 30, 2000. To the extent that no impairment charges are recorded upon adoption or application of SFAS No. 142, similar amounts of amortization will not be recorded in future periods. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements.

     The financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS"), No. 143, "Accounting for Asset Retirement Obligations" in September 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associate asset retirement costs. Management does not believe the application of these standards will have a material effect on the Company's financial position, results of operations or liquidity.

     The Financial Accounting Standards Board issue Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" in October 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the application of these standards will have a material effect on the Company's financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company's consolidated balance sheets include liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with the Company's financial activities as of September 30, 2001.

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

INTEREST RATE RISK

     The Company's borrowings are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decrease and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

     Caution should be used in evaluating the Company's overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below.

     The fair value of the Company's notes payable approximate their carrying value at September 30, 2001 as the interest rates paid approximate the market value of borrowings of a similar nature.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments, which relate to the Company's line of credit, would be an increase (decrease) of the fair value approximately $ 45,000, if interest rates increased (decreased) 100 basis points.

Part II: OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

          None

     (b) Reports on Form 8-K:

         SoftPro Acquisition filed on September 4, 2001.
         Stock Repurchase Program filed on October 11, 2001.