Form 10-K405
period 2001-12-31
MICRO GENERAL CORP
filed 2002-04-01
CIK 67383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission file No. 0-8358

Micro General Corporation

(Exact name of Registrant as specified in its charter)

Delaware	95-2621545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2510 N. Red Hill Avenue, Suite 230 Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (949) 622-4444

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.05 Par Value	NASDAQ

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☑

      As of March 5, 2002, 15,666,097 shares of common stock ($.05 par value) were outstanding, and the aggregate market value of the shares of the common stock held by non-affiliates of the Registrant was $62,463,739.

      Location of Exhibit Index: The index to exhibits is contained in Part IV herein on page number 62.

      The information in Part III hereof is incorporated herein by reference to the Registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2001, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Through 13.
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.2
EXHIBIT 3.3
EXHIBIT 10.1
EXHIBIT 10.7
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.30
EXHIBIT 21.1
EXHIBIT 23.1

FORM 10-K

		Page
		No.

PART I
Item 1.	Business	2
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	27
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
PART III
Item 10.-13.		56
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	56

PART I

      This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under the caption “Risk Factors.” These factors may cause our actual events to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

Item 1.     Business

Overview

      We provide industry leading software solutions and services to real estate services providers, such as title insurers, escrow companies and lenders, that enable them to work more efficiently and cost-effectively. Our software solutions and services address many of the inefficiencies of real estate services providers in processing and settling real estate transactions by automating many of the tasks involved in this process, and by integrating their tasks into a more unified workflow. Our software solutions range from pre-packaged desktop software to enterprise class networked systems. Fidelity National Financial, Inc. (“Fidelity National”), the nation’s largest title insurance company, uses our software solutions and services to manage its title and escrow functions and accounts for 95% of our revenues in 2001. We are currently developing next generation software solutions that use the internet to provide added levels of automation and integration for our customers. In addition, we believe we operate the largest electronic data exchange for mortgage originators and settlement services providers.

      On May 14, 1998, we along with Fidelity National completed the merger of Micro General with ACS Systems, Inc, (“ACS”), a wholly-owned subsidiary of Fidelity National. As a result of the merger, all of the outstanding shares of ACS were exchanged for 4.6 million shares of Micro General common stock. The transaction was appraised at $1.3 million. Following the merger of Micro General and ACS, Fidelity National owned 81.4% of our common stock on an undiluted basis. The transaction has been accounted for as a reverse merger with ACS, with Micro General as the legal surviving entity and ACS as the surviving entity for accounting purposes. At December 31, 2000, ACS was formally merged into Micro General. Fidelity National owned 61.7% of our outstanding common stock at December 31, 2001. Prior to the ACS transaction, our operations consisted of the design, manufacture and sale of computerized postal and shipping systems. The acquisition of ACS shifted our focus to software solutions and information technology services.

      On November 17, 1998, we completed the acquisition of LDExchange.com, Inc. (“LDExchange”), a carrier focused primarily on the international long distance market. LDExchange was a facilities-based, wholesale long distance carrier providing low cost international telecommunication services primarily to U.S. based long distance carriers. In 2000, LDExchange obtained the necessary stated certifications to begin offering domestic long distance services across the country. The LDExchange purchase price was $3.1 million, payable $1.1 million in cash and $2.0 million in Micro General restricted common stock (1,000,000 shares). In December 2001, we discontinued the international wholesale division of LDExchange. We have also recorded a loss on disposal of discontinued operations in 2001, which is separately disclosed on our fiscal 2001 Statement of Operations included herein.

      On August 20, 2001, we acquired SoftPro Corporation (“SoftPro”), for $1.75 million in cash and 336,034 shares of our common stock valued at $3.9 million. SoftPro, established in 1984, is based in Raleigh, North Carolina and is a leading provider of real estate closing and title insurance automation software for the independent title agent marketplace. It has an installed base of more than 6,300 sites nationwide and a user base of more than 23,000.

      On November 1, 2001, we signed an agreement with Beyond Ventures, LLC and MGEN Tech Fund I, L.P. and transferred 30,779 and 123,114 shares, to Beyond Ventures and MGEN Tech Fund, respectively, of our common stock in exchange for all of RealEC Technologies’ common stock. The consideration for the acquisition was determined based on a per share price of $10.24 for our common stock, which was the average per share price of our common stock less a 10% discount for the restricted nature of the shares granted to effect the purchase. Combined with our convertible preferred stock position in RealEC Technologies, we now own approximately 56% of RealEC Technologies on a diluted basis assuming conversion of all convertible preferred stock. RealEC Technologies provides a standardized, electronic platform which lenders and realtors can utilize to order and receive products and services from multiple vendors such as credit, flood, appraisal, title and closing.

      As of December 31, 2001, we have three reportable business segments: Micro General Enterprise Software Solutions, SoftPro and RealEC Technologies. For additional information on these segments, see note 8, Segment Information, in the notes to the consolidated financial statements.

Industry Background

      In recent years real estate transaction volume has increased as a result of lower mortgage interest rates and other factors, including a greater demand for housing and general economic conditions. The increase in real estate transaction volume has resulted in a strain on the capacity of many real estate services providers. At the same time, increased competition in the real estate services industry has resulted in additional pressure on real estate services providers to improve profitability by lowering overhead costs and increasing productivity. Faced with these pressures, services providers in the real estate services industry have tried to improve the efficiency of their operations. These services providers have identified and made substantial investments in their information technology systems as a primary means of becoming more efficient.

Inefficiencies in the Real Estate Transaction Settlement Process.

      The successful settlement of real estate transactions depends on the processing and coordination of tasks provided by multiple real estate services providers. Because the real estate services industry is largely decentralized, consisting of numerous independent services providers, the performance of these tasks often occur in a disorganized manner. Moreover, real estate transactions involve the generation and delivery of a large amount of documents by these real estate services providers. As a result, coordination of the real estate transaction settlement process is difficult. Inefficiencies in the management of the real estate transaction settlement process result in substantial costs to real estate services providers, poor customer service and loss of productivity. These inefficiencies include:

•	Reliance on manual processes.

•	Labor intensive coordination of tasks.

•	Inaccuracies in documentation.

•	Inadequate access to documentation.

•	Burdensome regulatory compliance.

The Micro General Solution

      We provide a broad-based suite of software solutions for real estate services providers, which automate many of the tasks involved in the real estate transaction settlement process, and integrate these tasks into a more unified workflow. Our software solutions range from pre-packaged desktop software to enterprise class networked systems. Our software solutions allow real estate services providers to generate and manage information more efficiently, and to more effectively coordinate their tasks with other real estate services providers. As a result, our software solutions allow real estate services providers to reduce costs, increase productivity, shorten the closing process and provide higher levels of customer service. Our software solutions provide the following advantages:

•	Online ordering and delivery of documents. By ordering services and receiving the corresponding documentation online, real estate services providers can reduce their labor, delivery and distribution costs.

•	Automated coordination of tasks. Our customers are able to transmit products in electronic form, which can be managed and organized into a more unified workflow.

•	Increased accuracy. Real estate services providers are able to reduce the potential for miscommunication and error as a result of a reduction in the level of reliance on the manual processing and verification of information, thereby reducing delays in the real estate transaction settlement process.

•	Electronic document review. Mortgage lenders and their customers are able to review documents in a secure online environment, and are therefore afforded a greater opportunity to review and correct documents prior to the closing of the real estate transaction.

•	Assistance with regulatory compliance. Real estate services providers can use our software solutions to help them comply with a wide range of federal and state regulations, thereby substantially reducing their legal and administrative costs in ensuring regulatory compliance.

The Micro General Strategy

      Our objective is to be the leading provider of software solutions that enable our customers in the real estate services industry to operate more efficiently and competitively. To accomplish this objective, we intend to:

•	Leverage our market position in the real estate information technology market. We have experience developing some of the most widely used workflow automation software solutions in the real estate services industry. With over 600 real estate technology professionals, we believe that we have the largest number of qualified employees dedicated to providing automated solutions to the real estate industry. We intend to leverage the knowledge and expertise of our employees to develop leading solutions that address our customers needs.

•	Continue to leverage our relationship with Fidelity National. We believe that our close relationship with Fidelity National will help us continue to develop and expand our business. Among other factors, we expect that maintaining our relationship with Fidelity National will allow us to increase our revenues as Fidelity National’s transaction volume increases, to market our software solutions to Fidelity National’s large and diverse customer base of lenders and agents, and to expand our suite of software solutions by leveraging the software development projects we perform for Fidelity National.

•	Continue to develop and expand our software solutions. We are continuously adding features to our software solutions that better serve the needs of our customers. We are developing software solutions that enable lenders to securely acquire, store and remotely access selected loan data and documents. Once completed, we believe Net Global Solutions, or NGS, will be a highly scalable modular platform that can be used to develop custom applications for a broad range of real estate and financial services providers.

•	Leverage our established industry relationships. We have formed relationships with some of the key leaders in the real estate and financial services providers market. We provide to Fannie Mae MORNETPlus 2000, its online services ordering technology. In addition, we have formed a strategic alliance with Stewart Information Services Corporation (“Stewart Title”) and LandAmerica Financial Group, Inc. (“LandAmerica”) to develop the RealEC Exchange. We intend to expand our relationships with industry leaders to capture additional market share.

•	Expand our customer base. We plan to expand and diversify our customer base and increase our revenue sources by aggressively marketing our software solutions. We believe our enterprise solutions will be able to address the needs of a larger segment of the title insurance and escrow industry than our existing software solution, SIMON. We believe that SoftPro will allow us to further penetrate the market of small to mid-size customers consisting of independent title agents and attorneys. We also believe that we have significant advantages in marketing our software solutions created by our access to Fidelity National’s customer base and the existing customer base for the RealEC Exchange.

•	Pursue strategic acquisitions and alliances. We believe opportunities exist in the fragmented real estate and financial information technology services market to expand our business through strategic acquisitions and alliances. We believe the acquisition of one or more complementary businesses, products, product rights or technologies will enable us to expand our product offerings and enter new markets. We also believe our relationship with Fidelity National and our access to its large customer base will provide us with the opportunity to maximize the value of our acquisitions.

Software and Services

      We provide a broad-based suite of software solutions to the real estate services industry designed to address the different workflow requirements of multiple real estate services providers in the real estate transaction settlement process.

Micro General Enterprise Software Solutions.

      We provide enterprise software solutions targeted at the automation needs of large title insurance and escrow companies. Our enterprise software solutions are designed to coordinate the multiple tasks involved in the real estate transaction settlement process into a unified workflow throughout our customers’ businesses. Our enterprise software solutions primarily consist of SIMON, which has been in use since 1994, and will include NGS, which is being designed to provide increased levels of automation and efficiency to real estate services providers.

SIMON.

        We provide SIMON, an industry leading title workflow, escrow closing and trust accounting software, to the real estate services industry. SIMON is a client server-based software system that allows our customers to manage workflow and share data within their organizations. SIMON has processed over $1 trillion in real estate transactions and manages $2 billion in daily balances. Fidelity National, the largest title insurance company in the United States, uses SIMON for its real estate settlement workflow management. In addition to Fidelity National, over 150 independent companies use SIMON to manage their escrow closing and trust accounting processes.

Net Global Solutions.

        We are currently developing NGS, our next generation enterprise software solution. NGS is being built to operate on a web-based technology platform. This technology platform allows NGS to receive and transmit data over the internet and to be seamlessly linked with the internal systems of multiple real estate services providers. We are using our experience in developing and supporting SIMON in our current development of NGS. Once NGS is fully implemented, we plan to market NGS instead of SIMON as our enterprise software solution to large real estate services providers. We believe that the web-based technology platform on which NGS is being built will enable us to develop software applications that further integrate and streamline the real estate transaction settlement process. Once completed, we expect NGS will provide the following features:

•	Integrated online ordering and delivery of products. Through seamless integration of NGS with the RealEC Exchange, real estate services providers can order and receive products online, such as credit reports, title reports and flood certifications, from third party service providers within a single application, providing a unified workflow.

•	Title report and policy production. Through seamless integration of NGS with title search databases, real estate services providers will be able to more efficiently generate title products within the NGS application, eliminating duplicative connectivity to title plant records and the continual maintenance and update of in house title plants while increasing productivity.

•	Secure, centralized information and document repository. Real estate services providers can receive and store information and documents in a secure, centralized, electronic location that can be accessed for internal use and resale throughout an enterprise and the internet.

•	Electronic funds management. Real estate services providers can automate positive pay, reverse positive pay and bank reconciliation functions, which eliminates the need to manually tabulate incoming deposits and initiate fund disbursements.

•	Integrated financial and customizable reporting tools. Daily revenue accompanied by supporting financial reports from all cost centers are dynamically uploaded into the corporate accounting divisions of real estate services providers. Profitability and productivity reports enable efficient management of a national company from a single application from one or more locations.

      In addition to enabling more robust software applications, we believe that the NGS technology platform provides our customers with significant advantages over enterprise software solutions based on client server platforms. These advantages include:

•	Lower cost of ownership. Because we offer NGS on an application service provider, or ASP, basis we are able to reduce the amount of network infrastructure that our customers must acquire and maintain, such as servers and related hardware.

•	Rapid deployment. Because NGS requires less infrastructure build-up by our customers, we can deploy NGS faster than client server-based systems.

•	Integrated Training. Integrated on-line training tools provide uniform training from a corporate level to meet the time sensitive needs of NGS users prior to deployment of the initial application and for future releases.

•	Scalability. NGS is based on a flexible technology platform, which allows us to deploy NGS in modules to meet the automation and cost requirements of our customers and to efficiently add new features and functionality.

      We expect that Fidelity National will begin rolling out NGS on a state by state basis in 2002. We currently derive revenues from the development of NGS. With the completion of the initial NGS software system, our revenues for NGS development will be reduced, however, we anticipate deriving new revenues from the deployment and implementation of NGS and ultimately plan to charge a monthly per seat service fee. The monthly service fee will include ongoing technical support, bandwidth usage and upgrades.

Professional Services.

        We also offer our customers a portfolio of related services within the broad categories of professional services, managed application services and information technology. For example, last year we derived substantial revenues from the management of Team and other software systems and processes owned by Fidelity National. These services include systems development, integration, business process management and consulting. We provide personnel with substantial cross-disciplines in the areas of technology and real estate services, such as lending, title insurance and escrow services. In addition, we maintain a substantial repository of software applications, many of which we believe can be customized to meet the specific needs of our customers. We continually explore opportunities to commercialize and apply these software applications to meet the needs of our customers. We believe we can continue to provide our customers with highly specialized information technology solutions.

Product Development.

        We continue to develop software solutions to better meet the needs of our customers. In particular, we are developing software solutions based on iLumin technology. In December 2001, we entered into a technology license with iLumin Corporation under which we acquired exclusive licensing rights, within the real estate industry, to iLumin’s secure transactions technology. The iLumin technology suite, from which no revenues have yet been generated, includes the following individual software components:

•	Digital Credential Authority: an out-of-the-box, digital certificate issuance and management application, designed to give flexibility to the issuance, validation maintenance and management of digital certificates.

•	Digital Business Composer: a flexible electronic form and graphic business process design toolset.

•	Digital Handshake: a web-based business transaction engine that enables companies to execute business rules that govern secure, private and legally binding online transactions, absent of any paperwork or manual steps.

•	Digital Content Exchange: a family of extended personal key infrastructure, or PKI, solutions that integrate with existing e-mail applications and networks to allow companies to dynamically encrypt and digitally manage access and usage privileges for all forms of content, files and email communications.

•	Digital Content Authority: a robust secure web-vault, complete with privilege and rights management tools, multi-source content contribution methods, and structure management capabilities.

      We are currently developing an application platform we call eTransaction, which uses iLumin technology together with our custom software to create a tailored software solution that addresses the specific needs of mortgage lenders. We believe that our solution will help lenders more efficiently close mortgage loans and package loan documents for loan servicing arrangements and sales into the secondary markets.

SoftPro.

      SoftPro is our pre-packaged, turnkey software application that provides automation tools and back-office support to independent title agents and attorneys for the management of real estate transaction settlements. SoftPro includes features such as automated generation of closing and title insurance forms, order tracking and management reporting, trust accounting management and reconciliation, title plant indexing, 1099-S IRS magnetic media reporting, advanced amortization calculations and schedules, and custom document design.

      We have recently released SoftPro SQL, which is a networked software application based on SoftPro which enables title and escrow companies to connect hundreds of users in one location, or hundreds of offices around the country, to use the software. SoftPro SQL has been designed to be used by large, multi-office title and escrow companies. Because of the broad capabilities of SoftPro SQL, we believe we can market this product to larger offices of agents thereby increasing our average order size and revenue derived from these products.

      We charge a one-time license fee per site and a monthly per seat fee for SoftPro.

The RealEC Exchange.

      The RealEC Exchange is an online marketplace whereby over 800 mortgage lending institutions can order online, from over 2,000 service providers located across the United States, products and services in connection with loan originations. Companies, such as lenders and realtors, can place orders for products using customized parameters or through our intelligent ordering subsystem, which manages the task of identifying the appropriate product and service provider. Orders are transmitted to vendors of those products and services electronically through the internet and other private networks. Those service providers can in turn deliver the desired product, such as credit reports, title reports and flood certifications, directly to the requesting company through the RealEC Exchange. Products and services that can be ordered using the RealEC Exchange include:

•	title reports and insurance policies.

•	closing and escrow services.

•	appraisal services.

•	automated property valuations.

•	flood determinations.

•	credit reports.

•	property inspections.

•	tax notifications.

      We believe the utility of the RealEC Exchange will increase as additional real estate services providers adopt this platform as part of their workflow, which we expect will allow us to derive additional revenue from this product. We charge a fee to vendors that receive and fill orders through the RealEC Exchange. Our fees are based on the type of service being offered, with the more expensive and complex services generating higher fees. We also charge per use transaction fee to customers who use our intelligent ordering system.

Customers

      Our customers range from major financial and real estate services providers to independent agents and attorneys. Fidelity National and its affiliates use SIMON for their real estate transaction settlement services and accounted for approximately 95% of our revenues in 2001. Fidelity National, operating under the brands Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title, is the largest title insurance company in the United States. Also included in Fidelity National affiliates are Fidelity National Information Systems (“FNIS”) and American Title, both public companies in which Fidelity National has ownership interests. Besides Fidelity National, we have over 150 independent companies using SIMON to manage their escrow closing and trust accounting processes.

      SoftPro is used primarily by independent title agents and attorneys. SoftPro is installed in approximately 6,300 sites and used by approximately 23,000 users. We have also entered into 18 cooperative ventures involving Softpro with different underwriters. Softpro SQL was released in April of 2001 and is being used by approximately 56 customers, including Watson Title and North American Title’s Lennar division.

      The RealEC Exchange is used primarily by mortgage lenders and settlement services providers. Mortgage lenders initiate transactions through the RealEC Exchange and service providers pay the transaction fees. Five of the largest ten mortgage lenders in the United States use the RealEC Exchange, including Wells Fargo, Countrywide Insurance, Chase Home Finance, Bank of America and ABN AMRO Mortgage Group. Through our contractual arrangements, the RealEC Exchange is used by Fidelity National, Stewart Title Company, Old Republic Title Insurance Company and LandAmerica Financial Group, Inc., collectively representing four of the five largest title insurance companies in the United States.

Sales and Marketing

      We utilize different marketing models depending on the software solutions being marketed. We recently significantly increased the size of our sales and marketing department, and we currently have a direct sales and marketing staff of 15 people.

      We have marketed SIMON through direct sales calls. We have recently scaled back our marketing efforts for SIMON and expect to phase out SIMON with the rollout of NGS.

      We market custom applications to major real estate and financial services providers through our direct sales force. In addition, once NGS is complete, we plan to market NGS to national title insurance and escrow companies and to the approximately 200 largest regional independent title insurance agents.

      We market SoftPro to independent title agencies and real estate attorneys through our sales staff and cooperative marketing ventures, including 18 title insurance underwriters nationwide, and to users of SIMON. Marketing by us and through these ventures consists of a combination of direct mail, fax and email campaigns, print advertisements, and trade show attendance, both locally and nationally. We believe the target market for SoftPro consists of approximately 20,000 independent title agencies in more than 100,000 offices in the United States.

      We market the RealEC Exchange through our sales staff, strategic partners, such as title insurance companies who use the RealEC Exchange to deliver their services, and aggregator partners, such as Fannie Mae, who market and sell their order-entry portals to lenders and mortgage brokers who, in turn, utilize the RealEC Exchange to deliver orders to real estate services providers. Our marketing targets the approximately 100 largest lenders in the country and consists of industry trade shows, industry publications and direct selected, focused telephone calls.

Customer Service and Support

      We provide technical support to our customers depending on contractual service levels purchased as part of the acquisition of our software solutions. Technical support for our software solutions are provided by our call center for SIMON located in Santa Ana, California and for SoftPro located in Raleigh, North Carolina. We maintain a customer service staff of approximately 41 persons. Our technical support personnel are required to complete support training and certification classes to help ensure appropriate levels of customer support. In addition, we employ a number of technologies in our call centers to enable us to more efficiently provide support to our customers. These technologies include call routing and merging systems, providing our customers with the convenience of a single number to obtain a wide range of support, and a back-end system that assists us in monitoring and coordinating our response levels. We are currently implementing technologies that will enable our customers to use the internet to submit and monitor their support requests, as well as search knowledge databases.

Competition

      The market for information technology is intensely competitive and involves aggressive technological development. We believe that the market for companies providing real estate transaction closing solutions consists of only a limited number of companies. Our competitors vary in size and in the scope and breadth of the products they offer. In addition, because many of our potential customers have historically developed real estate transaction closing systems in-house and therefore view their system requirements from a make-versus-buy perspective, we often compete against our potential customers’ in-house capabilities.

Employees

      As of January 31, 2002, we employed approximately 728 full-time employees, consisting of approximately 529 in technology development, support and maintenance, 61 dedicated to SoftPro, 41 dedicated to RealEC, 41 in customer service, 41 in administrative services and 15 in sales and marketing. None of our employees are represented by a collective bargaining agreement and management considers relations with our employees to be excellent.

Risk Factors

We rely on Fidelity National for a significant portion of our revenues and we expect that reliance to continue for the foreseeable future.

      Fidelity National, operating under the Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title brands, and its affiliates accounted for approximately 89% of our revenues in 2001. Our billings to Fidelity National Information Solutions (“FNIS”), a public company 79% owned by Fidelity National, accounted for an additional 6% of our 2001 revenues. Discontinuing the operations of LDExchange has eliminated most of our non-Fidelity related revenues. Fidelity National is not required to use our software solutions or technology services in any minimum amount or for any period of time. Fidelity National may, in its sole discretion, obtain products and services from other providers. Any substantial decrease in Fidelity National’s purchase of our software solutions and technology services would have a material adverse affect on our overall financial condition, results of operations and cash flows. We may not be able to establish alternative sources of revenues at the levels provided to us by Fidelity National.

We are subject to restrictions under our master services agreement with Fidelity National that could prevent or deter us from providing NGS for a period of time to certain potential customers.

      We have a master services agreement with Fidelity National which formalizes the terms of our development and other technology services for Fidelity National, including the development, ownership and use of NGS. Under the master services agreement we are prohibited from providing NGS to Stewart Title Company, LandAmerica Financial Group, Inc. and Old Republic National Title Company in a state for a period of 90 days following Fidelity National’s rollout of NGS in that state and to First American Corporation in a state for a period of three years following Fidelity National’s rollout of NGS in that state. In addition, if we license NGS to an entity in the real estate industry, we are required to pay to Fidelity National a royalty equal to 10% of our licensing revenues until the royalties equal the aggregate amount paid by Fidelity National to us for the development of NGS, and a royalty equal to 2% of our licensing revenues until Fidelity National has recovered 125% of the NGS development costs. These provisions may impair our ability to expand our customer base and cause us to continue our reliance on Fidelity National for a significant portion of our revenues. They may also allow our competitors to license their software solutions before us in various areas of the country, which harms our competitive position and may decrease our market share.

We have historically lacked product and business diversification and the market may not accept our new software solutions.

      Our information technology business has historically focused almost exclusively on our SIMON software solution. In addition, our professional services business has largely focused on servicing the information technology needs of Fidelity National. Any downturn in the demand for SIMON or our technology services would materially harm our business.

      The growth of our business is dependent on expanding and diversifying our software solutions and our customer base. We have marketed SIMON to the title insurance and escrow industries. We have only recently acquired a second software product line, SoftPro, which we market to independent title agents and attorneys. We are developing NGS and plan to market NGS to large real estate services providers. Market acceptance of these software solutions is uncertain and the real estate services industry has historically been reluctant to adopt new technologies. Our close relationship with Fidelity National may also make competitors of Fidelity National reluctant to purchase our software solutions. In addition, adopting our software solutions may require our customers to make substantial investments in time and capital, significantly changing their operating procedures and displacing existing internal information technology departments. If our new software solutions fail to gain market acceptance our business will be harmed.

Development and launch of our new software solutions are uncertain.

      Many of the software solutions that we plan to provide to the real estate services industry, including NGS, are under development. We do not assure you that these software solutions will be developed as expected, without delays or unexpected cost, or at all. We may encounter technical, legal, competitive or other barriers in connection with the development and launch of our software solutions that may hamper or prevent us from offering these software solutions.

      In particular, the successful implementation of NGS could be affected by a number of factors. NGS is designed to be a feature rich, complex system that requires the integration of various software applications into a new web-based technology platform. Our technology platform will be managed out of a data center that is under construction and has not been tested in an operational environment. Our data center may contain “bugs” or other technical problems that could prove costly or burdensome to fix and could delay the rollout of NGS. Our data center also requires the connectivity of potentially thousands of locations nationwide through the network of a major telecommunications company. We will rely on hardware, software and network vendors to support and maintain our systems, and, as a result, problems may arise that are specific to these vendors that are beyond our control and that could have an adverse effect on the deployment and operation of NGS. Our customers’ needs and the real estate market may change in ways that make our software more expensive to develop and maintain. These factors may have a substantial negative effect on the timing and amount of revenues that we will ultimately derive from NGS.

Our future revenues and operating results are unpredictable, which may adversely affect the price of our common stock.

      Our revenues and operating results may fluctuate significantly from quarter to quarter as a result of a number of factors, many of which are outside of our control. These factors include:

•	fluctuations in the volume of real estate transactions;

•	unexpected expenses related to software solutions implementation and maintenance, and customer service;

•	a decrease in the use of our software solutions by Fidelity National;

•	the timing and market acceptance of our new software solutions;

•	technical difficulties we face in implementing our new software solutions; and

•	potential changes in contractual arrangements with Fidelity National.

      In addition, our future revenues and operating results may fluctuate as a result of changes in pricing for our software solutions in response to customer demand and competitive pressures. As a result of the foregoing factors, in future periods our revenues and operating results may fall below the expectations of market analysts and investors, which could adversely affect the price of our common stock.

We intend to pursue acquisitions in the future that may prove to be unsuccessful.

      We intend to pursue the acquisition of businesses, products, services or technologies that complement or expand our existing business and software solutions. Acquisitions involve a number of risks that could adversely affect our operating results, including the following:

•	diversion of management’s attention from our other business concerns;

•	difficulties and increased costs in connection with the integration of the products, operations and personnel of the acquired companies;

•	the potential loss of key employees and the failure to hire additional management and other critical personnel;

•	adverse effects on existing business relationships with our customers, including Fidelity National, or the acquired company’s customers;

•	lack of synergy or inability to realize expected synergies resulting from the acquisition;

•	the risk that the issuance of our common stock in a transaction could be dilutive to our stockholders if anticipated synergies are not realized;

•	acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance by the acquired company;

•	assumption of unknown or unexpected liabilities;

•	increasing the scope, geographic diversity and complexity of our operations; and

•	difficulties in consolidating the facilities and transferring processes and know-how from the acquired companies.

      We do not assure you that any acquisitions made by us will not materially and adversely affect us or that any acquisition will enhance our existing business.

Our success depends on our ability to manage our growth.

      We have rapidly expanded our operations, including the founding and development of two subsidiary companies. We will need to increase and expand many aspects of our operations under our business model, including developing and expanding our software solutions and completing the construction of our data center, hiring additional employees and obtaining additional financing. We do not assure you that our systems, procedures or controls will be adequate to support our current or future operations. We do not assure you that management will be able to manage expansion effectively. If we fail to manage growth effectively, our business will be harmed.

The loss of key personnel could adversely affect our operations.

      Our performance is greatly dependent on the performance of our senior management and key employees. The loss of the services of any of our executive officers or other key employees could harm our business. Our performance also greatly depends on our ability to retain and motivate our officers and key employees. Rapid growth of our business may place a significant strain on our management and on our technical, operational and financial resources.

      We must also identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for qualified personnel is intense. If we fail to retain and attract the necessary personnel, our business could be harmed. We do not maintain key-man life insurance for any of our executive officers and do not expect to do so for the foreseeable future.

Our software solutions may have undetected errors.

      We intend to continue to develop and market new software solutions to the real estate industry. Complex software and systems, such as NGS, frequently contain undetected errors or “bugs” that are discovered only after implementation and use by our customers. We do not assure you that errors will not be found in our software solutions in the future or that any errors, or difficulties in installing, maintaining or training customers and their staffs on the use of our software solutions, will not result in a delay or loss of revenue, diversion of development resources, damage to our reputation, increased service costs or impaired market acceptance of our software solutions, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

We are subject to product liability claims.

      Our customers will rely on our software solutions for their core operations. Errors or defects in our software solutions could give rise to liability claims against us. We do not assure you that the limitations of liability set forth in our agreements will be enforceable in all instances or will otherwise protect us from liability for damages. We do not assure you that our general liability insurance coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would have a material adverse affect on our business, results of operations and financial condition.

The success of our business is highly dependent on our proprietary technology and intellectual property, none of which is protected through patents, and on our exclusive license to NGS.

      We regard the proprietary technology and other intellectual property underlying our software solutions as critical to our success. We rely on trademark, trade secret and copyright law to protect our technology and our brand. We also rely on confidentiality, license and other agreements with employees and others to protect our proprietary rights. We have no patents. A third party may copy or otherwise obtain and use our technology or other intellectual property without authorization. In addition, effective copyright, trademark, trade secret and patent protection may be unavailable or limited in various foreign countries. Information and internet technologies are evolving rapidly, and third parties may also develop similar or superior technologies independently. Any unauthorized use of our proprietary information could result in costly and time-consuming litigation to enforce our proprietary rights. If we are unable to prevent infringement of our technologies, or if other parties are able to develop superior technologies without infringement of our technologies, our ability to compete in the real estate services market would be harmed.

      Under the master services agreement with Fidelity, we have an exclusive license to NGS for a period of ten years from the date of completion of beta testing for NGS. Our exclusive license expires upon the earlier of the expiration of the ten year period or the termination of the master services agreement caused by a breach by us, at which time we will have a perpetual nonexclusive license. If our license ceases to be exclusive, Fidelity National or its sublicensees could offer NGS, or software solutions based on NGS, in competition with us.

We are dependent on the stability and growth of the real estate services market.

      Our software solutions are designed solely for the management of the real estate transaction settlement process. The real estate market is affected by a number of economic factors, including mortgage interest rates, which can cause significant fluctuations in real estate transaction volume. To the extent there is a slowdown in the real estate market that reduces the number of real estate transactions, the demand for our software solutions may weaken and real estate and financial services companies may become more reluctant to make capital investments in information technology.

Changes in the regulation of title insurance, escrow and other financial services could harm our business.

      Although our software solutions are not directly regulated, the title insurance, escrow and lending industries are heavily regulated both at the federal and state levels. The content and delivery of documentation during the real estate transaction settlement process is also heavily regulated. To be successful, our software solutions must enable our customers to remain in compliance with these regulations. If our software solutions cause our customers to fail to comply with applicable regulations, we may be liable to our customers for damages and fines that they may suffer. Moreover, changes in these regulations could make the development of our software solutions more costly and require us to make costly changes to the software solutions being used by our customers. Under our fixed fee maintenance agreements with our customers, we would not be able to defer these additional costs to our customers.

Our market is intensely competitive and there are only a limited number of potential customers for NGS.

      The market for information technology is intensely competitive and involves aggressive technological development. We believe that the market for large, enterprise real estate information technology solutions, such as SIMON and NGS, consists of only a limited number of companies. Our competition primarily consists of lending institutions and title insurance companies, which may maintain substantial internal information technology departments and may have developed their own software solutions. Many of these companies have substantially greater financial resources than we do. Our ability to compete in our market will depend on:

•	our ability to offer desirable features and solutions.

•	the reliability, effectiveness and compatibility of our software solutions.

•	price.

•	access to strategic customer bases.

•	customer service and support.

•	brand recognition.

We may be unable to adapt to rapid technological change.

      Rapid technological change, characterized by the increased processing power of computers, product obsolescence, evolving industry standards, the proliferation of networks and the rapid growth in the usage of the internet and intranets are all challenges we face. We must react to these changes by using these new technologies to develop software solutions as existing software solutions become obsolete. We do not assure you that we will be successful in adapting to continued rapid technological change, that we will be able to develop new software solutions, or that we will develop new software solutions that are both price and feature competitive with those software solutions that may be developed by our competitors. In addition, we do not assure you that in the future we will be successful in attracting and retaining key personnel with the technological skills and expertise necessary to develop new software solutions.

We face risks related to our use of the internet.

      Many of our software solutions depend on the internet for communication and data transfers and we expect that we will continue to develop software solutions that rely on the internet. Our systems may be interrupted if the internet experiences periods of poor performance, if our computer systems or the systems of our third party service providers contain defects or are disabled, or if real estate services providers are reluctant to use, or have inadequate connectivity to, the internet.

      We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information through our network systems. We do not assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the security systems that we use to protect our customers’ information transmitted over the internet or other networks. Parties who are able to circumvent our security measures may be able to misappropriate confidential information transmitted through our systems. If any such compromise of our security were to occur, we may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches, be subject to litigation and possible liability, and suffer harm to our reputation.

      Furthermore, increased government regulation of the internet, including the imposition of taxes, could also adversely affect our use of the internet in unanticipated ways and discourage our customers from using our software solutions. If our ability to use the internet in providing our software solutions is impaired, our business may be hampered.

We are subject to risks of operational failure that are beyond our control.

      Our ability to provide reliable and effective software solutions depends on the efficient and uninterrupted operation of our computer and communications systems. NGS is expected to operate on a technology platform served by our data center located in Chicago, Illinois. Portions of our data center are under construction, and, as such, are untested in an operational environment. Our systems and operations are vulnerable to damage and interruption from fire, flood, telecommunications failure, break-ins, power disruptions, earthquake and similar events and systems capacity constraints. We do not maintain alternative power sources. We have a formal disaster recovery plan, but we do not assure you that our plan is adequate. Our insurance may be inadequate to compensate us for any losses that may occur. Furthermore, our security mechanisms may be inadequate to prevent security breaches to our computer systems, including from computer viruses, electronic break-ins and similar disruptions. Any security breaches or operational failures could expose us to liability, impair our operations and harm our reputation.

Other parties may assert claims against us that we are infringing upon their intellectual property rights.

      We cannot be certain that our software solutions do not infringe upon the intellectual property rights of others. Authorship of intellectual property rights can be difficult to verify. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to software solutions similar to those offered by us. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. If our software solutions violate third-party proprietary rights, we do not assure you we would be able to obtain licenses to continue offering our software solutions on commercially reasonable terms, or at all. Any claims against us relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and injunctions, preventing us from providing services or using our trademarks. These claims could severely harm our financial condition and ability to compete.

Item 2.     Properties

      We lease approximately 49,000 square feet of space at our headquarters in Santa Ana, California pursuant to a lease expiring in June 2007, approximately 38,078 square feet of space at two facilities located in Chicago, Illinois under leases expiring in July 2004, and approximately 31,000 square feet of space at our facility in Raleigh, North Carolina under a lease expiring in July 2007. Additional leased space includes locations in Houston, Texas; Los Angeles, California; Ft. Lauderdale, Florida; and San Diego, California.

      We believe that the material terms of our leases are commercially reasonable terms typically found in each of the respective areas in which we lease space. We believe that our facilities are adequate to support our current needs and that additional facilities will be available at competitive rates as needed.

Item 3.     Legal Proceedings

      We may be involved in legal proceedings from time to time in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, as of the date of this prospectus, there are no material legal proceedings pending or, to our knowledge, threatened against us except as described below.

      In 1999 Barry B. Kaufman and Vans, Inc. filed a class action complaint against ACS Systems, Datamart Information Services Corp. and Joe Girdwood, in the Superior Court of the County of Los Angeles, California. We assumed this litigation after our acquisition of ACS. The complaint alleges that ACS and Datamart violated state and federal law when Datamart made advertisements on behalf of ACS. The complaint seeks damages totaling $12.3 million. We believe we have defenses to these allegations and will vigorously defend this action. In addition, we have filed a cross-complaint against Datamart and Datamart has filed a cross-complaint against us.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders in the fourth quarter of 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Principal Market and Prices

      Our common stock is traded on the Nasdaq National Market under the symbol “MGEN.” Before April 25, 2000, our common stock was traded on the Nasdaq OTC Bulletin Board. The following table sets forth, for the period indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market and the Nasdaq OTC Bulletin Board, as applicable, and are adjusted to take into account our 10% stock dividend declared on May 2, 2001. The prices set forth for periods preceding April 25, 2000 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2000
First Quarter	$39.55	$13.86
Second Quarter	24.55	8.41
Third Quarter	14.32	8.75
Fourth Quarter	10.45	4.55
Year Ended December 31, 2001
First Quarter	$9.32	$6.02
Second Quarter	16.40	6.59
Third Quarter	18.90	7.00
Fourth Quarter	14.30	8.71

      The foregoing amounts have been adjusted to reflect a 10% stock dividend declared on May 2, 2001 and paid on June 1, 2001 to stockholders of record as of May 18, 2001.

      The last reported sale price of our common stock on the Nasdaq National Market on March 5, 2002 was $7.84 per share. As of March 5, 2002, there were approximately 2,426 holders of our common stock based on the records of our transfer agent which do not include beneficial owners of common stock.

Dividend Policy

      On May 2, 2001 we declared a stock dividend of 10% which was paid on June 1, 2001 to stockholders of record as of May 18, 2001. We have never declared or paid any cash dividend on our common stock. Any future decision to pay dividends remains within the discretion of our board of directors. We anticipate we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      The following is a summary of transactions by us during 2001 involving sales of our securities that were not registered under the Securities Act:

•	On August 20, 2001, we issued 336,034 shares of our common stock to Loren Harrell as partial consideration for the acquisition of all of the outstanding shares of capital stock of SoftPro Corporation. Of those shares, ten percent (10%) were being held in an escrow account until August 20, 2002 to indemnify us against any claims we may have against SoftPro relating to the representations and warranties made in connection with the acquisition. Additionally, we assumed the SoftPro Option Plan, which had 133,328 options issued and outstanding. Options under our 1999 Stock Incentive Plan were issued at a conversion rate of 0.636 Micro General options per one (1) SoftPro option outstanding.

•	On November 1, 2001 we entered into Stock Purchase Agreements with each of MGEN Tech Fund I, L.P. and Beyond Ventures, LLC under which we sold 123,114 shares and 30,779 shares, respectively, of our common stock in exchange for 100% of the common stock of RealEC Technologies.

      We did not employ any underwriters, brokers or finders in connection with any of the transactions set forth above.

      The sale of securities in connection with the SoftPro transaction was exempt from registration under the Securities Act pursuant to a Section 3(a)(10) fairness hearing, however, these securities are subject to the volume limitations of Rule 144(e)(1). The sales of the remaining securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The recipients of securities in the November 1, 2001 transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Item 6.     Selected Financial Data

      The historical operating results data, per share data and balance sheet data set forth below are derived from our historical financial statements, certain of which have been restated to reflect the discontinued operations of LDExchange, Inc. and to reflect the ACS Systems, Inc. acquisition and the related reverse merger accounting treatment (see notes 1 and 11 of the notes to consolidated financial statements). The balance sheet data includes the accounts of ACS, SoftPro and RealEC Technologies as of December 31, 2001, and only the accounts of ACS as of December 31, 2000, 1999, 1998 and 1997. Operating results and per share data for the year ended December 31, 2001 include the results of operations for ACS for the entire year, SoftPro for the period from August 20, 2001 through December 31, 2001, and RealEC for the period November 1, 2001 through December 31, 2001. Operating results and per share data for the years ended December 31, 2000 and December 31, 1999 include the results of operations for ACS for the entire year and the results of operations of the postage meter and scale division for a short period in early 1999 until the operations ceased. Operating results and per share data for the year ended December 31, 1998 include the results of operations for ACS for the year ended December 31, 1998 and the results of operations for the postage scale and meter division for the period May 14, 1998 through December 31, 1998. Operating results and per share data for the year ended December 31, 1997, include only the results of operations of ACS for the year then ended. The consolidated balance sheets at December 31, 2001 and 2000 and consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2001, 2000 and 1999, together with the related notes and the report of KPMG LLP, independent certified public accountants, are included elsewhere herein and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Share and per share data have been retroactively adjusted for the 10% stock dividends declared on May 2, 2001.

	Year Ended December 31,

	2001	2000	1999	1998	1997

Operating Results Data:
Management, support and consulting revenues — related parties	$94,147,290	$54,511,284	$10,884,822	$7,627,772	$2,547,781
Management, support and consulting revenues — third parties	3,260,678	592,491	6,830,035	2,934,065	1,043,482

Total management, support and consulting revenues	97,407,968	55,103,775	17,714,857	10,561,837	3,591,263

Software, maintenance and other revenues — related parties	17,763,682	14,051,342	16,216,711	13,442,669	9,112,096
Software, maintenance and other revenues — third parties	2,779,369	2,981,020	2,557,655	2,805,756	1,120,275

Total software, maintenance and other revenues	20,543,051	17,032,362	18,774,366	16,248,425	10,232,371

Total revenues	117,951,019	72,136,137	36,489,223	26,810,262	13,823,634
Management, support and consulting cost of sales	62,621,223	35,228,221	7,581,167	5,623,887	2,529,407
Software, maintenance and other cost of sales	10,836,759	9,039,274	14,029,205	15,893,689	8,452,283

Total cost of sales	73,457,982	44,267,495	21,610,372	21,517,576	10,981,690

Gross profit	44,493,037	27,868,642	14,878,851	5,292,686	2,841,944
Selling, general and administrative	22,601,090	14,760,053	15,621,936	8,854,765	2,984,812
Amortization of goodwill	797,505	1,806,402	1,834,078	471,794	146,329

Operating income (loss)	21,094,442	11,302,187	(2,577,163)	(4,033,873)	(289,197)
Joint venture loss	—	578,045	42,189	—	—
Interest (income) expense, net	586,559	900,041	1,668,498	664,375	(15,130)

Income (loss) from continuing operations before taxes	20,507,883	9,824,101	(4,287,850)	(4,698,248)	(274,067)
Income tax expense (benefit)	6,150,895	26,618	4,000	2,400	(64,126)

Income (loss) from continuing operations	14,356,988	9,797,483	(4,291,850)	(4,700,648)	(209,941)
Loss from discontinued operations, net of tax	(4,192,883)	(7,804,138)	(2,854,589)	(146,155)	—
Loss on disposal of discontinued operations, including provision for shutdown costs, net of tax	(3,426,216)	—	—	—	—

Net income (loss)	$6,737,889	$1,993,345	$(7,146,439)	$(4,846,803)	$(209,941)

Per Share Data:
Income (loss) from continuing operations per share — basic	$0.96	$0.68	$(0.50)	$(0.72)	$(0.04)
Income (loss) from continuing operations per share — diluted	0.85	0.61	(0.50)	(0.72)	(0.04)
Net income (loss) per share — basic	0.45	0.14	(0.83)	(0.74)	(0.04)
Net income (loss) per share — diluted	0.40	0.13	(0.83)	(0.74)	(0.04)

Number of shares used in per share computations — basic	14,911,511	14,303,831	8,587,326	6,549,400	5,056,700
Number of shares used in per share computations — diluted	16,801,560	15,582,684	8,587,326	6,549,400	5,056,700

Balance Sheet Data:
Cash and cash equivalents	$10,902,386	$4,340,409	$1,344,257	$193,251	$830,784
Total assets	77,785,293	46,292,562	24,598,933	21,444,843	9,864,129
Amounts and notes payable to affiliates	5,265,408	5,265,408	5,265,408	16,729,411	5,431,417
Preferred stock of consolidated subsidiary, held by outside parties	7,062,173
Total liabilities	30,945,482	28,125,450	11,967,198	20,860,255	7,732,738
Stockholders’ equity	39,777,638	18,167,112	12,631,735	584,588	2,131,391

Selected Quarterly Financial Data (Unaudited):

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

2001
Revenues — related parties	$25,500,341	$26,747,549	$28,334,877	$31,328,206
Revenues — third parties	945,036	691,471	1,344,045	3,059,494

Total revenues	26,445,377	27,439,020	29,678,922	34,387,700
Gross profit	10,341,977	10,037,787	10,619,372	13,493,901
Income from continuing operations	3,783,838	3,675,185	3,948,202	2,949,763
Loss from discontinued operations	(975,996)	(1,056,304)	(894,287)	(1,266,296)
Net income (loss)	2,807,842	2,618,881	3,053,915	(1,742,749)
Income from continuing operations per share — basic	.26	.25	.26	.19
Income from continuing operations per share — diluted	.24	.22	.23	.17
Net income (loss) per share — basic	.19	.18	.20	(.11)
Net income (loss) per share — diluted	.17	.16	.18	(.11)
2000
Revenues — related parties	$8,198,525	$16,676,506	$18,362,499	$25,325,096
Revenues — third parties	535,891	1,247,666	870,988	918,966

Total revenues	8,734,416	17,924,172	19,233,487	26,244,062
Gross profit	3,228,336	6,503,394	7,382,293	10,754,619
Income (loss) from continuing operations	(418,002)	1,568,887	2,772,140	5,874,458
Loss from discontinued operations	(1,197,382)	(1,560,690)	(1,640,048)	(3,406,018)
Net income (loss)	(1,615,384)	8,197	1,132,092	2,468,440
Income (loss) from continuing operations per share — basic	(.03)	.11	.18	.41
Income (loss) from continuing operations per share — diluted	(.03)	.10	.16	.37
Net income (loss) per share — basic	(.12)	—	.08	.17
Net income (loss) per share — diluted	(.12)	—	.07	.15

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We provide industry leading software solutions and services to real estate services providers, such as title insurers, escrow companies and lenders, that enable them to work more efficiently and cost-effectively. Our software solutions and services address many of the inefficiencies of real estate services providers in processing and settling real estate transactions by automating many of the tasks involved in the process, and by integrating their tasks into a more unified workflow. Our software solutions are designed to meet the different levels of automation desired by real estate services providers, ranging from pre-packaged desktop software to networked enterprise systems. Fidelity National, the nation’s largest title insurance company, primarily uses our software solutions and services to manage its title and escrow functions. We are developing next generation software solutions that use the Internet to provide added levels of automation and integration for our customers.

      Our revenues are derived primarily from three lines of business. First, we provide to our customers software and hardware management, support and consulting services. We record revenue from these services at the time the services are provided. Second, we sell software, hardware and annual maintenance services. We record revenue on the sale of software and hardware at the completion of installation and realize maintenance revenues ratably over the life of the maintenance agreement, typically one year. Third, through our majority owned subsidiary RealEC Technologies, we provide the RealEC Exchange, which is an online marketplace where lending institutions can order products and services from vendors in connection with loan originations. RealEC Technologies primarily charges vendors a transaction fee on a per use basis. Through our consolidation of RealEC Technologies, we record these transaction fees as revenue. Revenue recognition is our most critical accounting policy. (See also note 1-k in the notes to the consolidation financial statements.)

      In 2001, 2000 and 1999, Fidelity National and affiliates accounted for 95%, 95% and 92%, respectively, of our total revenues from continuing operations. Fidelity National owns 61.7% of our common stock and three of our seven directors are officers and directors of Fidelity National or its affiliates. The increase from 1999 to 2000 primarily resulted from the Fidelity National’s acquisition of Chicago Title in April 2000. We hired approximately 150 of the former Chicago Title IT personnel and began to support approximately 750 locations acquired in the Chicago Title acquisition. In addition, we began to bill Fidelity National in the last half of 2000 for the initial work on the NGS development project. For additional related party disclosures see note 6 of the notes to the consolidated financial statements.

      Since 1998, our businesses, revenue composition and segments have undergone substantial change. We acquired ACS Systems from Fidelity National in 1998 pursuant to a reverse merger, for which Fidelity received shares of our common stock resulting in Fidelity National owning 81.4% of our outstanding shares at that time. Also, we acquired LDExchange in 1998, which operations we discontinued 2001. We have reclassified all prior period financial results to separate the results of continuing operations from the losses from discontinued operations.

      In 1999, we closed our former postage meter and scale businesses, which contributed to less than $0.5 million of the $1.6 million loss incurred in the first three months of 2000. In addition, we formed the RealEC joint venture with Stewart Title and established escrow.com in 1999. In connection with our establishment of escrow.com, we hold a warrant that if exercised would result in a majority ownership position of escrow.com on a fully-diluted basis and a convertible promissory note in the principal amount of $4.5 million.

      We formed RealEC Technologies in 2000 by contributing our interests in the RealEC joint venture and other intellectual property and own 56% of the common stock of RealEC Technologies on a fully diluted basis. Effective as of November 1, 2001, we acquired all of the voting stock of RealEC Technologies and began accounting for RealEC Technologies on a consolidated basis, resulting in recorded revenues of $0.8 million and a net loss before income taxes of $0.4 million in 2001.

      We acquired SoftPro in 2001, which contributed $2.4 million in revenue and a net loss before income taxes of $0.4 million in 2001. In addition, we began to provide services to FNIS which accounted for $7.5 million of revenue in the last half of 2001. With the exception of the RealEC Technologies’ operations, all of our current sources of revenues are profitable.

      In addition, we acquired and expanded our Chicago data center that supports the existing software systems of Fidelity National, and will support additions to the software systems and also NGS as they are both deployed in 2002 and 2003. Through December 31, 2001, we had spent $12.6 million on building and equipping the data center. The data center is operating at a profitable level and we expect that as additional business is brought into the data center that both revenues and profits will increase.

      A substantial portion of our revenues from Fidelity National is derived from the development and deployment of NGS and from supporting SIMON at approximately 450 locations and an existing legacy software system (Team) at approximately 750 former Chicago Title locations. We expect that the development and deployment of NGS will continue for the next two years. Once completed, NGS is expected to replace these existing legacy systems. We expect that revenues derived from the development of NGS and from supporting existing software systems will be replaced by revenues from our support and maintenance of NGS. We provide services to Fidelity National under a master services agreement, which does not require Fidelity National to continue using our services. Under our master services agreement with Fidelity National, however, we have an exclusive license subject to certain restriction for a period of at least ten years to develop enhancements and updates in support of NGS. In addition, we anticipate continuing other Fidelity National development projects and to support the FNIS operations.

      We plan to grow and diversify our revenues, and lessen our reliance on Fidelity National in 2002 and future years through the expansion of our software solutions and customer base. As discussed previously, we expect to continue to derive revenues for the entire year in 2002 from SoftPro, which we acquired in August 2001, and from RealEC, which we began consolidating in November 2001. Based on revenues generated by

SoftPro and RealEC and other growth initiatives, we anticipate that Fidelity National will account for approximately 70% to 80% of our 2002 revenues, and will continue to decline as a percentage of our total revenues in future years as we grow our customer base and execute our acquisition strategy. We also plan to market NGS to other large real estate services providers. We are, however, prohibited under the master services agreement with Fidelity National from licensing NGS to certain title insurance companies for a limited period of time. In addition, if we license NGS to an entity within the real estate industry, we are required to pay to Fidelity National a royalty on our revenues of up to 125% of the development cost of NGS.

      We negotiated the rates that we charge Fidelity National under the master services agreement based on rates that we believe we would be able to receive from other customers. Because of the scope and continuity of work that we perform for Fidelity National the master services agreement requires that we provide services to Fidelity National at prices no higher than we charge to any other customer. Historically, certain projects have been billed to Fidelity National on a cost plus fixed percentage profit basis, which has varied between a 5% to 15% mark-up. In addition, these arrangements have been subject to renegotiation from time to time. For example, our use of outside consultants on the NGS project has changed from an initial cost plus 15% earlier in 2001 to cost plus 5% at the end of 2001. In 2001, approximately $27 million of our revenues were based on these cost-plus arrangements, all of which were attributable to our services for Fidelity National and its affiliates. The remainder of our revenues from Fidelity and its affiliates are derived from the provisioning of a variety of products and services that are billed under one of the following methods: time and expenses, annual licensing, annual maintenance, fees based on per transaction, per user and per location. Beginning in January 2002, we eliminated most of these cost-plus arrangements and implemented new billings that are contained in the new master services agreement between us and Fidelity National. This agreement outlines the scope of services to be provided to Fidelity National and certain of the pricing and billing arrangements. The former billing arrangements may not be deemed to be the result of arms length negotiations, and initially certain of the rates charged under the new master services agreement are expected to produce revenues similar to those derived in 2001, however we believe that the new fixed fee pricing should provide us with an opportunity to generate greater profits by more closely monitoring and managing our costs. In January 2002, we implemented a new PeopleSoft ERP software system that enables us to monitor revenues and costs on a per project basis. Eliminating our cost-plus arrangements also exposes us to risks relating to our ability to manage costs, which may result in reduced profits. If our profit margins are reduced as a result of these new fee arrangements, we will attempt to negotiate higher rates with Fidelity National, although we do not assure you that we would be successful in doing so.

      Cost of goods sold consists of labor, outside services, materials and overhead expenses. Other costs of goods sold are depreciation of capital assets related to the provisioning of service, and amortization of capitalized software development costs related to the software that is being sold.

      Operating expenses consist of selling and marketing expenses, general and administrative expenses, and amortization of goodwill. We have recently initiated a more comprehensive selling and marketing program, and anticipate that these expenses will increase in 2002 as compared to past years. General and administrative expenses have remained fairly constant as a percentage of revenues and we anticipate that they will remain constant or decline slightly as a percentage of revenues. Subject to the continuing evaluation of recoverability, we expect to realize a benefit in 2002 and future years as amortization of goodwill will cease as an operating expense due to the implementation of new accounting standards.

      Depreciation expense is charged to cost of goods sold or as an operating expense. In 2001, depreciation expense totaled $3.8 million, of which $1.6 million was charged to cost of goods sold, while the remaining $2.2 million was charged to operating expenses. In addition, in 2001, amortization of software development costs was $0.1 million, all of which was charged to cost of goods sold.

      Our interest expense relates to notes and capital leases resulting from the financing of hardware purchases, borrowings on our line of credit and an unsecured convertible note held by Fidelity National. Interest expense is reported net of interest income. Our interest income has grown due to our increasing cash position as a result of our continuing profitability.

Results of Operations

      Our consolidated financial information presents the net effect of the results from discontinued operations separate from the results of our continuing operations. The historical financial information has been reclassified to present consistently the results from continuing operations and the results from discontinued operations. The discussion and analysis that follows focuses on the results from continuing operations.

      On December 31, 2001, we discontinued the operations of our wholly owned LDExchange subsidiary. The financial statements for 2001, 2000 and 1999 reflect our results from continuing operations, with the LDExchange revenues and expenses being combined into a single line entitled “Loss from discontinued operations”. These losses, net of tax, total $4.2 million, $7.8 million and $2.9 million in 2001, 2000 and 1999, respectively.

      The following table presents, for the periods given, selected financial data as a percentage of our revenue.

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Revenues:
Revenues — related parties	94.9%	95.0%	91.5%
Revenues — third parties	5.1	5.0	8.5

Total revenues	100.0	100.0	100.0

Cost of sales	62.3	61.4	59.2

Gross profit	37.7	38.6	40.8
Selling, general and administrative	19.1	20.5	42.8
Amortization of goodwill	0.7	2.5	5.0

Income (loss) from operations	17.9	15.6	(7.0)
Joint venture loss		0.8	0.1
Interest expense, net	0.5	1.2	4.7

Income (loss) from continuing operations before income taxes	17.4	13.6	(11.8)
Income tax	5.2	—	—

Income (loss) from continuing operations, net of tax	12.2	13.6	(11.8)
Loss from discontinued operations, net of tax	(3.6)	(10.8)	(7.8)
Loss on disposal of discontinued operations, net of tax	(2.9)	—	—

Net income (loss)	5.7%	2.8%	(19.6)%

Comparison of Fiscal Years Ended December 31, 2001 and 2000

      Revenues. Revenues increased $45.9 million, or 64%, to $118.0 million in 2001 from $72.1 million in 2000. The majority of the increase in revenues in 2001 was attributable to the $17.5 million of management and support services for the Fidelity National business, which includes the businesses acquired by Fidelity National, including the former Chicago Title and Security Union acquisitions, and $37.0 million for development efforts related to the NGS project. Also contributing to this increase were $2.4 million in revenue from SoftPro and $0.8 million in revenue from RealEC Technologies, both acquisitions in the second half of 2001. In addition, we received $7.5 million in revenues from business with FNIS.

      Gross Profit. Gross profit increased $16.6 million, or 60%, to $44.5 million in 2001 from $27.9 million in 2000. Gross profit margin was approximately the same, with a 38% gross profit margin in 2001 and a 39% gross profit margin in 2000. The increase in total gross profit was a result of higher management, support and consulting revenues, which contributed $14.9 million of additional gross profit compared to 2000.

      Expenses. Selling, general and administrative expenses increased $7.9 million from $14.7 million in 2000 to $22.6 million in 2001. Contributing to this increase was $1.4 million of expenses from SoftPro and $1.0 million of selling, general and administrative expenses from RealEC Technologies. Sales and marketing expenses increased $1.1 million as a result of new 2001 marketing initiatives by us. We also realized a non-cash expense of approximately $0.5 million from the issuance of stock options to two members of our Board of Directors, who are also officers of Fidelity National. The stock options vest over a four year period through April of 2005. Pursuant to accounting provisions contained in FIN 44 and EITF 98-6 accounting pronouncements, we recognized an expense of approximately $0.5 million for the amortization of the vested portion of the fair value of the options under these grants in the amount of $2.8 million at December 31, 2001. We will continue to record compensation cost based on the fair value of the remaining unvested options at the end of each subsequent financial reporting period through April of 2005. The remaining increase is associated with administrative costs related to growth in the number of our employees to support our increased revenues. Total employee headcount at December 31, 2001 was 719, up from 400 at the end of 2000.

      The amortization of goodwill relates to the intangible assets recorded during a particular period and the estimated useful life of the intangible assets. Fluctuations in the amortization of goodwill result from the amount, mix and characteristics of the intangible assets recorded as well as the circumstances surrounding our estimate of the appropriate useful life. Amortization expense decreased $1.0 million to $0.8 million in 2001 compared to $1.8 million in 2000. This decrease is attributable to lower amortization expense, from extending the goodwill life related to the ACS acquisition and from utilization of acquisition NOLs in the current year which resulted in a credit to goodwill and a reduction in the amortizable goodwill balance. For 2002, we will follow the guidelines associated with the Statement of Financial Accounting Standards No. 142, which no longer allows amortization of goodwill.

      Interest income, net, is related to the use of our working capital, which is in the form of available cash and lines of credit. The decrease in interest expense to $0.6 million in 2001 from $0.9 million in 2000 can be attributed to lower interest rates in 2001, lower borrowing requirements in 2001 and increased interest income due to the larger cash balances that we had in 2001.

      Income Taxes. Income tax expense is recorded based on the amounts that we estimate will be due to federal and state taxation authorities based on our taxation structure. Historically, we have paid only minimum taxes on operating results because we have not historically generated taxable earnings. In 2001, we accrued income taxes at a rate of 25.5%, which was estimated based on the utilization of net operating loss carryforwards. In 2000, a nominal income tax expense was recorded, also due to the utilization of net operating loss carryforwards. We estimate that future years income tax rates will be higher due to the limited availability of any remaining operating loss carryforwards.

Comparison of Fiscal Years Ended December 31, 2000 and 1999

      Revenues. Revenues increased $35.6 million, or 98%, to $72.1 million in 2000 from $36.5 million in 1999. The increase in management, support and consulting revenues can be attributed to the additional business that was directed to us by Fidelity National as a result of its Chicago Title acquisition and the NGS development effort that began in the last half of 2000. In April 2000, we hired approximately 150 former Chicago Title information technology employees, and at the same time entered into an agreement to provide information technology services to Fidelity National for the former Chicago Title locations. Software, maintenance and other revenue decreased $1.7 million to $17.0 million from $18.7 million in the prior year. This 9% decrease resulted from us devoting many of our resources towards transitioning the over 700 Chicago Title office support services to our management, and less effort toward selling our SIMON product to new customers. In 2000, Fidelity National continued to utilize our services for the majority of its information technology needs and remains a primary source of our revenues.

      Gross Profit. Gross profit increased by $13.0 million to $27.9 million, or 87%, from $14.9 million and represents a gross profit margin of 39%. This compares to a gross profit margin of 41% in 1999. Gross profit derived from software, maintenance and other revenues increased significantly from 2000 compared with 1999 primarily due to a reduction in lower margin hardware and software sales coupled with a substantial increase in higher margin maintenance contract revenue. The increase in total gross profit from management, support and consulting revenues resulted from supporting over 700 additional Fidelity National locations as a result of Fidelity National’s acquisition of Chicago Title in April 2000, and also from new consulting services derived from the NGS development project. Management, support and consulting revenues contributed approximately $19.9 million in gross profit in 2000 versus $10.1 million in 1999.

      Expenses. Selling, general and administrative expenses declined slightly to $14.8 million in 2000 compared to $15.6 million in 1999 despite the increase in revenue. Selling, general and administrative expenses generally trend consistently with revenues. However, the 150 employees that were hired in April 2000 to support Chicago Title were all revenue-producing personnel. Since this substantial increase in personnel expense is reflected in cost of sales and did not increase selling, general and administrative expenses, the 2000 results show that selling, general and administrative expenses were 20% of total revenues while selling, general and administrative expenses in 1999 were 43% of total revenues. Total employee count increased by 176 when comparing December 31, 2000 with December 31, 1999.

      The amortization of goodwill relates to the intangible assets recorded during a particular period and the estimated useful life of the intangible assets. Amortization expense was unchanged at $1.8 million for both 2000 and 1999.

      Interest income, net, is related to the use of our working capital, which is in the form of available cash and lines of credit. The decrease in interest expense to $0.9 million, or $0.8 million from $1.7 million, can be attributed to Fidelity National’s conversion of $18 million of debt to equity on December 15, 1999.

      In 2000, we recorded a joint venture loss of $0.6 million as compared to a $42,000 loss in 1999. This loss resulted from our 50% ownership in the RealEC joint venture with Stewart Title from the time it was organized through the sale of our 50% ownership to TXMnet in May of 2000.

      Income tax expense (benefit) is recorded based on the amounts that we estimate, based on our taxation structure, will be due to federal and state taxation authorities. Historically, we have paid only minimum taxes based on operating results due to the fact we have not historically generated taxable earnings.

Liquidity and Capital Resources

      Our current cash requirements include capital expenditures, personnel and other operating expenses, debt service and capital for acquisitions and expansion. Internally generated funds fluctuate in a pattern generally consistent with revenues. Our internal growth has historically been financed approximately equally from cash flows from operations and lines of credit and debt, primarily from Fidelity National. We base our decision on obtaining financing through lines of credit and debt depending on available terms, including interest rates. The following tables reflect our contractual cash obligations, excluding interest, due over the indicated periods.

	Payments Due By Period

		Less Than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years

	(In millions)
Contractual Cash Obligations:
Long Term Debt	$10.0	$3.5	$6.5	$—	$—
Lines of Credit	1.6	1.6	—	—	—
Capital Lease Obligations	0.3	0.1	0.2	—	—
Operating Leases	5.7	1.7	2.6	0.9	0.5

Total Contractual Cash Obligations	$16.0	$5.3	$9.3	$0.9	$0.5

      The Company has available a $10 million revolving line of credit, $5 million of which is guaranteed by Fidelity National. The Company had available $8.4 million for borrowings at December 31, 2001. The line of credit has an interest rate calculated based on either the Imperial Bank Prime rate or 1.4 percentage points over LIBOR. The line of credit expires on July 1, 2002.

      At December 31, 2001, we had $10.9 million in cash and cash equivalents, which is a $6.6 million increase from $4.3 million at December 31, 2000. Working capital increased $14.4 million to $16.7 million at December 31, 2001, from $2.3 million at December 31, 2000. These comparisons exclude the net assets and liabilities of the discontinued operations for all periods. We rely on positive cash flow from operations and on existing lines of credit to fund our cash requirements. Should our operations not continue to generate positive cash flow or we do not continue to have access to our lines of credit, we would need to find alternative sources of cash in order to fund our operations. While Fidelity National, our primary customer, is not obligated to use our services we expect that they will continue to do so. As a result of our current revenue base, improved profitability, increased margins, current cash balance and the anticipated availability of funds in the form of existing lines of credit, we believe all cash requirements will be met for at least the next twelve months.

      In 2001, we generated $27.9 million in cash from operating activities. This came primarily from operating income before depreciation and amortization of $19.1 million. We used $11.6 million of cash in investing activities, primarily for the purchase of $12.9 million of property and equipment. Also, the acquisition of SoftPro required net cash of $1.5 million. Financing activities used $2.4 million of cash. This resulted from a $1.0 million pay down on the line of credit and $3.4 million in principal payments on the notes, offset by $2.2 million in stock issuances and the exercise of stock options.

      In 2000, net cash provided by operating activities was $10.5 million. Net income after addback of non-cash depreciation and amortization provided $12.8 million of cash and increases in accounts payable and accrued expenses provided an additional $6.4 million of cash. Significantly offsetting these sources of cash was $10.1 million to finance increased accounts receivables, net of bad debt allowance. Investing activities used $8.5 million of cash. Purchases of property and equipment required $6.9 million of cash, and we also invested $1.5 million in the RealEC joint venture. Financing activities generated $4.5 million of cash, primarily from a $2.5 million borrowing on the line of credit and an additional $2.4 million of proceeds from the exercise of stock options and from the employee stock purchase plan. Principal payments of $0.4 million on capital lease and note payable obligations reduced the cash provided by financing activities.

      In 1999, operating activities provided cash of $2.8 million. We had a net loss of $1.0 million after addback of non-cash depreciation and amortization. Cash provided by investing activities totaled $1.3 million, which resulted primarily from $0.4 million in property and equipment purchases and an investment of $0.7 million in the RealEC joint venture. Financing activities provided cash of $7.5 million, which were $6.8 million in borrowings from Fidelity National and its affiliates and $0.7 million from the exercise of stock options.

      In December 2001, we discontinued the operations of our wholly owned subsidiary LDExchange, which had been a significant user of cash since its acquisition in November 1998. We recorded a charge of $5.1 million ($3.4 million net of income tax benefit) for the disposal of LDExchange, of which approximately $4.2 million was a non-cash charge related to the write-down of the goodwill and property, equipment and other assets that were owned by LDExchange. In 2001, 2000 and 1999, LDExchange recorded losses, net of income tax benefit, in discontinued operations of $4.2 million, $7.8 million and $2.9 million, respectively.

      We have experienced positive cash flow from operations in 2001 and 2000. Prior to 2000, we had historically suffered losses and negative cash flows from operations, and had relied on Fidelity National as the primary source of capital. Fidelity National remains our largest customer and indirectly funds our operations through the profits derived from the revenues related to the products and services provided to Fidelity National. Fidelity National had also provided funds through financing arrangements and is a guarantor of certain of our lending arrangements. In December 1999, two significant transactions occurred with Fidelity National and other note holders that improved both our liquidity and capital resources. First, on December 15, 1999, $18.0 million of our debt was converted into common stock pursuant to a conversion election contained in the notes and exercised by the note holders. The conversion of this debt caused an improvement from negative stockholders’ equity to $12.6 million in stockholders’ equity at December 31, 1999. The conversion of this debt also substantially reduced our debt service requirements in 2000 and 2001. Second, also on December 15, 1999, we entered into a new $5.3 million five-year convertible note with Fidelity National. During 1999, we had exceeded the borrowings available under the Fidelity National note agreement. With the conversion of the $18.0 million of notes on December 15, 1999, our borrowing arrangements no longer existed.

We negotiated this new note to address the amounts borrowed in excess of the note limit. There are no other borrowings available or contemplated between Fidelity National and us.

      On December 22, 1999, we entered into a $5.0 million secured revolving line of credit with Imperial Bank guaranteed by Fidelity National. This secured line of credit was expanded to $10.0 million on July 23, 2001 and extended through July 1, 2002. The additional $5.0 million expansion in the line is not guaranteed by Fidelity National. Borrowings on the Imperial Bank revolving line of credit were $1.6 million and $2.5 million at December 31, 2001 and 2000, respectively. In addition, we have entered into a number of note financing arrangements with IBM Global Credit and GE Capital, which have provided funding for the hardware and software requirements for our new data center. These notes have terms of from one to three years, and borrowings totaled $4.2 million in 2000 and an additional $3.7 million in 2001. Our financing with IBM Global Credit is secured by a first priority security interest in and to our rights, including the right to receive payment, under a software services agreement with Fidelity National. In connection with additional data center hardware requirements and the rollout of the NGS system, we estimate capital purchases for 2002 will not exceed $15 million. We believe that the necessary sources of funds are available to complete these capital purchases.

      We must comply with various affirmative, negative and financial covenants related to our outstanding debt and notes payable. We were in compliance with these covenants at December 31, 2001 and have always been in compliance prior to December 31, 2001.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 was effective for all fiscal quarters for fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133” (“SFAS 137”), which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133”. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. As we do not have any derivative instruments and do not engage in hedging activities, the application of these statements did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to adopt the provisions of SFAS No. 141 immediately. SFAS No. 141 requires that all business combinations be accounted for under a single method — the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 required that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of SFAS No. 142, is effective for fiscal years beginning after December 15, 2001 and shall be initially applied at the beginning of a fiscal year.

      The Company has historically amortized its goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of SFAS No. 142, the Company will cease amortizing its goodwill and certain intangible assets. The Company will adopt SFAS No. 142 as of the beginning of fiscal year 2002 (i.e., January 1, 2002). The Company recorded amortization expense in the amount of $797,505 for the fiscal year ended December 31, 2001, $1,806,402 for fiscal year ended December 31, 2000, and $1,834,078 for fiscal year ended December 31, 1999. To the extent that no impairment charges are recorded upon adoption or application of SFAS No. 142, similar amounts of amortization will not be recorded in future periods. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”), No. 143, “Accounting for Asset Retirement Obligations” in September 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associate asset retirement costs. Management does not believe the application of these standards will have a material effect on the Company’s financial position, results of operations or liquidity.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” in October 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the application of these standards will have a material effect on the Company’s financial position, results of operations or liquidity.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

      The following discusses our exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those set forth in the “Risk Factors” section. We are exposed to market risk related to changes in interest rates. We do not have derivative financial instruments for hedging, speculative or trading purposes.

      Our borrowings are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

      Caution should be used in evaluating our overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below.

      The fair value of our notes payable approximate their carrying value at December 31, 2001 as the interest rates paid approximate the market value of borrowings of a similar nature.

      The hypothetical effects of changes in market rates or prices on the fair values of financial instruments at December 31, 2001, which relate to our line of credit, would be an increase (decrease) in the fair value of approximately $16,000, if interest rates increased (decreased) 100 basis points.

      All of our revenues are realized in U.S. dollars. In addition, we do not maintain any asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe we have any significant direct foreign currency exchange rate risk. If our operations expand outside of North America, the effect of currency fluctuations may have a more significant impact on our revenues and costs.

Item 8.     Financial Statements and Supplementary Data

MICRO GENERAL CORPORATION AND SUBSIDIARIES

      All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Micro General Corporation:

      We have audited the consolidated financial statements of Micro General Corporation and subsidiaries (“the Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      As described in notes 1, 5, 6, 7 and 8 to the consolidated financial statements, the Company’s financial position, results of operations and cash flows are materially affected by and are dependent on certain transactions and agreements with Fidelity National Financial, Inc. (Fidelity National), the Company’s majority owner, and Fidelity National and its affiliates.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro General Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP

Los Angeles, California

February 27, 2002

MICRO GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$10,902,386	$4,340,409
Trade accounts receivable, less allowance for doubtful accounts of $580,314 in 2001 and $341,132 in 2000	1,221,806	185,730
Trade accounts receivable due from affiliates	14,511,887	14,033,919
Inventories	143,958	—
Prepaid and other current assets	2,093,112	2,924,010
Net assets from discontinued operations	—	288,130
Income tax receivable	1,483,645	—
Deferred tax assets	4,326,636	—

Total current assets	34,683,430	21,772,198
Property and equipment, net	28,382,040	13,511,134
Capitalized software development costs, less accumulated amortization of $4,403,899 in 2001 and $4,288,535 in 2000	2,356,554	—
Goodwill, less accumulated amortization of $5,198,289 in 2001 and $4,400,784 in 2000	9,979,350	4,897,545
Other intangible assets, less accumulated amortization of $62,133 in 2001	869,867	—
Deferred tax assets	1,514,052	—
Net assets from discontinued operations	—	4,450,792
Investments	—	1,660,893

Total assets	$77,785,293	$46,292,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,157,437	$10,246,688
Accrued compensation expenses	2,201,850	1,434,893
Accounts payable and accrued expenses — affiliates	607,700	326,244
Income and other taxes payable	197,092	1,338,554
Deferred tax liabilities	—	361,726
Deferred revenue	2,565,043	612,955
Current portion of notes payable	5,114,115	4,804,734
Current portion of capital leases with affiliate	104,739	55,675
Accrued liabilities for discontinued operations	1,971,141	—

Total current liabilities	19,919,117	19,181,469
Capital leases with affiliate	150,612	175,787
Deferred revenue	3,574,639	1,530,527
Notes payable	1,196,266	1,972,259
Amounts and notes payable to affiliates	5,265,408	5,265,408
Accrued liabilities for discontinued operations	839,440	—
Commitments and contingencies
Preferred stock of consolidated subsidiary, held by outside parties	7,062,173	—
Stockholders’ equity:
Preferred stock, $0.05 par value. Authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.05 par value. Authorized 50,000,000 shares at December 31, 2001 and 20,000,000 shares at December 31, 2000; issued and outstanding 15,499,139 and 13,222,553 shares at December 31, 2001 and 2000, respectively	774,957	661,128
Treasury stock (17,302 shares at December 31, 2001)	(213,397)	—
Additional paid-in capital	56,298,854	28,809,431
Accumulated deficit	(17,082,776)	(11,303,447)

Total stockholders’ equity	39,777,638	18,167,112

Total liabilities and stockholders’ equity	$77,785,293	$46,292,562

See accompanying notes to the consolidated financial statements.

MICRO GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Revenues:
Management, support and consulting revenues — related parties	$94,147,290	$54,511,284	$15,834,865
Management, support and consulting revenues — third parties	3,260,678	592,491	1,879,992

Total management, support and consulting revenues	97,407,968	55,103,775	17,714,857

Software, maintenance and other revenues — related parties	17,763,682	14,051,342	17,560,879
Software, maintenance and other revenues — third parties	2,779,369	2,981,020	1,213,487

Total software, maintenance and other revenues	20,543,051	17,032,362	18,774,366

Total revenues	117,951,019	72,136,137	36,489,223

Cost of sales:
Management, support and consulting cost of sales	62,621,223	35,228,221	7,581,167
Software, maintenance and other cost of sales	10,836,759	9,039,274	14,029,205

Total cost of sales	73,457,982	44,267,495	21,610,372

Gross profit	44,493,037	27,868,642	14,878,851

Selling, general and administrative	22,601,090	14,760,053	15,621,936
Amortization of goodwill	797,505	1,806,402	1,834,078

Operating income (loss)	21,094,442	11,302,187	(2,577,163)
Joint venture loss	—	578,045	42,189
Interest expense, net	586,559	900,041	1,668,498

Income (loss) from continuing operations before taxes	20,507,883	9,824,101	(4,287,850)
Income tax	6,150,895	26,618	4,000

Income (loss) from continuing operations	14,356,988	9,797,483	(4,291,850)
Discontinued operations:
Loss from discontinued operations, net of tax of $2,028,092 for 2001 and $0 for 2000 and 1999	(4,192,883)	(7,804,138)	(2,854,589)
Loss on disposal of discontinued operations, including provision for shutdown costs, net of tax of $1,657,256	(3,426,216)	—	—

Net income (loss)	$6,737,889	$1,993,345	$(7,146,439)

Number of shares used in per share computations:
Basic	14,911,511	14,303,831	8,587,326

Diluted	16,801,560	15,582,684	8,587,326

Income (loss) from continuing operations per share — basic	$0.96	$0.68	$(0.50)

Income (loss) from continuing operations per share — diluted	$0.85	$0.61	$(0.50)

Net income (loss) per share — basic	$0.45	$0.14	$(0.83)

Net income (loss) per share — diluted	$0.40	$0.13	$(0.83)

See accompanying notes to the consolidated financial statements.

MICRO GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2001, 2000 and 1999

	Common Stock		Additional			Total
			Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficiency	Equity

Balance at December 31, 1998	7,546,666	$377,333	$6,357,608	$—	$(6,150,353)	$584,588
Note conversion	4,677,771	233,889	18,046,111			18,280,000
Acquisition of Interactive Associates	50,000	2,500	191,500			194,000
Shares issued in connection with employee stock purchase plan	50,000	2,500	117,766			120,266
Stock options exercised	211,201	10,560	588,760			599,320
Net Loss					(7,146,439)	(7,146,439)

Balance at December 31, 1999	12,535,638	626,782	25,301,745	—	(13,296,792)	12,631,735
Stock options exercised	577,477	28,875	2,095,832			2,124,707
Warrants exercised	48,529	2,426	$—			2,426
Contributions in connection with the employee stock purchase plan			288,416			288,416
Earnout payment to Interactive Associates, Inc.	50,000	2,500	661,058			663,558
Share issuance in exchange for software purchase	10,909	545	104,455			105,000
Compensation expense related to options granted to non-employees			357,925			357,925
Net Income					1,993,345	1,993,345

Balance at December 31, 2000	13,222,553	661,128	28,809,431	—	(11,303,447)	18,167,112
Stock options exercised	404,275	20,213	1,716,582			1,736,795
Shares issued in connection with employee stock purchase plan	50,000	2,500	366,630			369,130
Tax benefit from exercise of stock options			5,853,912			5,853,912
Purchase of treasury stock				(326,800)		(326,800)
Treasury stock issued to employee stock purchase plan			24,606	113,403		138,009
Compensation expense related to options granted to non-employees			465,000			465,000
Stock dividend	1,331,619	66,581	12,450,637		(12,517,218)
Earnout payment to Interactive Associates, Inc.	765	38	10,450			10,488
Acquisition of RealEC Technologies	153,893	7,695	1,567,782			1,575,477
Acquisition of SoftPro, Inc.	336,034	16,802	5,033,824			5,050,626
Net Income					6,737,889	6,737,889

Balance at December 31, 2001	15,499,139	$774,957	$56,298,854	$(213,397)	$(17,082,776)	$39,777,638

See accompanying notes to the consolidated financial statements.

MICRO GENERAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash flows from operating activities:
Income (loss) from continuing operations	$14,356,988	$9,797,483	$(4,291,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,763,402	2,964,765	3,309,158
Compensation expense on stock options granted	465,000	357,925	—
Loss on disposal of property and equipment	163,426	621,293	—
Provision for doubtful accounts	239,672	122,000	251,929
Joint venture loss	—	578,045	42,189
Exercise of warrants	—	2,426	—
Changes in assets and liabilities:
Trade accounts receivable	137,086	713,241	(487,327)
Affiliates accounts receivable	(477,968)	(11,013,011)	1,329,882
Inventories	(143,958)	438,728	158,763
Deferred income taxes	6,850,040	—	—
Prepaid expenses and other assets	966,947	(2,634,518)	(9,460)
Income tax receivable	(1,483,645)	—	—
Accounts payable and accrued expenses	(2,663,694)	6,371,900	1,871,417
Income and other taxes payable	(1,141,492)	1,059,421	173,898
Deferred revenue	2,343,826	2,054,384	(182,375)
Advances to (from) discontinued operations	3,550,359	(940,527)	664,928

Net cash provided by operating activities from continuing operations	27,925,989	10,493,555	2,831,152

Net cash used by operating activities from discontinued operations	(4,855,579)	(701,754)	(5,728,477)

Cash flows from investing activities:
Acquisition of Interactive Associates, Inc., net of cash acquired	—	—	(176,341)
Acquisition of RealEC Technologies, Inc., net of cash acquired	2,743,269	—	—
Acquisition of Softpro, Inc., net of cash acquired	(1,537,526)	—	—
Joint venture in RealEC	—	(1,450,000)	(681,127)
Purchase of property and equipment	(12,850,856)	(6,991,358)	(431,682)
Decrease in notes receivable	—	—	29,850

Net cash provided by (used in) investing activities	(11,645,113)	(8,441,358)	(1,259,300)

Net cash provided by (used in) investing activities from discontinued operations	(2,449,724)	(2,545,398)	(2,227,952)

Cash flows from financing activities:
Net increase in borrowings from affiliates	—	—	6,815,997
Repayment of capital lease obligations	(32,453)	(65,495)	—
Purchase of treasury stock	(326,800)	—	—
Shares issued under employee stock purchase plan	369,130	288,416	—
Issuance of treasury stock to stock purchase plan	138,009	—	—
Repayment of notes payable	(3,398,277)	(313,221)	—
Net borrowing (repayments) on line of credit	(900,000)	2,500,000	—
Exercise of stock options	1,736,795	2,124,707	719,586

Net cash provided by (used in) financing activities	(2,413,596)	4,534,407	7,535,853

Net cash provided by (used in) financing activities from discontinued operations	—	(343,300)	—

Net increase in cash and cash equivalents	6,561,977	2,996,152	1,151,006
Cash and cash equivalents at beginning of year	4,340,409	1,344,257	193,251

Cash and cash equivalents at end of year	$10,902,386	$4,340,409	$1,344,257

Supplemental Disclosure of cash flow information:
Cash paid during the year for:
Interest	1,131,417	893,219	—
Income taxes	1,326,618	—	4,000

See accompanying notes to the consolidated financial statements.

MICRO GENERAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2001 and 2000 and for the Years

Ended December 31, 2001, 2000 and 1999

(1)     Summary of Significant Accounting Policies

(a) Description of Business

      Micro General Corporation and subsidiaries (“the Company or Micro General”) provide production and workflow software systems to the title and real estate industries, including managed application services, application development and integration, network, data and infrastructure management and information technology services. The Company is the successor of ACS Systems, Inc. (“ACS”) formerly a wholly owned subsidiary of Fidelity National Financial, Inc. (“Fidelity National”). In 1998, ACS was merged into the Company, resulting in Fidelity National owning 81.4% of the common stock of the Company. As of December 31, 2001, Fidelity National owns 61.7% of the Company’s common stock.

      The Company generated 95%, 95% and 92% of its revenue from continuing operations during the years ended December 31, 2001, 2000 and 1999, respectively, from multiple servicing arrangements with Fidelity National and its affiliates.

      As a result of its acquisition of LDExchange.com, Inc. (“LDExchange”), which closed on November 17, 1998, the Company entered the international telecommunications and internet telephony markets. The LDExchange purchase price was $3.1 million; payable $1.1 million in cash and $2.0 million in Micro General restricted common stock (1,000,000 shares). The acquisition was accounted for as a purchase. In December 2001, the Company adopted a plan to discontinue the international wholesale division of LDExchange. Accordingly, the assets, liabilities and results of operations of LDExchange have been classified separately from those of continuing operations in the accompanying consolidated financial statements. (See note 11).

      The Company is focused now as a provider of production and workflow software systems to the title and real estate industries. Also provided are managed application services, application development and integration, network, data and infrastructure management and information technology outsourcing. With the acquisition of RealEC Technologies, Inc. (“RealEC”), and SoftPro Corporation (“SoftPro”) in 2001, the Company has expanded into real estate closing and title insurance automation software and has acquired a standardized, electronic platform to service lenders and realtors. For 2001, 2000, and 1999, $111.9 million, $68.6 million, $33.4 million, respectively, of Micro General revenues were derived from Fidelity National and its affiliates.

      On August 20, 2001, the Company acquired SoftPro, for $1.75 million in cash and 336,034 shares of the Company’s common stock valued at $3,919,500. The consideration for the acquisition was determined based on a per share price of $11.66 which was the average quoted market price of Micro General’s common stock less a 10% discount for the restricted nature of the shares granted to effect the purchase. The Company also assumed SoftPro options of 133,328 options valued at $1,131,126 using the Black Scholes option-pricing model. SoftPro is a provider of real estate closing and title insurance automation software for the independent title agent marketplace. The acquisition was accounted for as a purchase and the results of operations have been included in the Company’s results of operations since August 20, 2001.

      On November 1, 2001, the Company signed an agreement with Beyond Ventures, LLC and MGEN Tech Fund I, L.P. and transferred 30,779 and 123,114 shares, respectively, of Micro General’s common stock in exchange for all of RealEC’s common stock. Beyond Ventures, LLC and MGEN Tech Fund I L.P. are controlled by members of Micro General’s Board of Directors (See note 6). The consideration for the acquisition was determined based on $10.24 per common share, which was the average quoted price of Micro General common stock less a 10% discount for the restricted nature of the shares granted to effect the purchase. The number of shares exchanged (153,893) was calculated based on a per share price of $1.305 for

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RealEC’s common stock, which was the per share purchase price in RealEC’s’ latest equity financing to an outside independent party, which closed on October 25, 2001. RealEC provides a standardized, electronic platform which lenders and realtors can utilize to order and receive products and services from multiple vendors such as credit, flood, appraisal, title and closing. The acquisition was accounted for as a purchase and accordingly, the results of operations of RealEC Technologies have been included in the Company’s results of operations since November 1, 2001.

(b) Principles of Consolidation

      The accompanying financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(f) Property and Equipment

      Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over estimated useful lives, which range from three to seven years. Amortization of leasehold improvements is charged to expense on a straight-line basis over the shorter of the estimated useful lives of the assets or the term of the underlying lease.

(g) Capitalized Software Development Costs

      Capitalized software development costs for fiscal year 2001 consist of purchase price allocated to purchased software of $2,471,918 related to the SoftPro and RealEC acquisitions. The Company did not capitalize any internal software development costs in 2001 or 2000. The Company’s capitalized software development costs policy is to capitalize software development costs incurred after the establishment of technological feasibility, which were capitalized and later amortized using the greater of (1) the straight-line method or (2) the ratio of current revenues to total estimated revenues for that product. This policy results in the Company amortizing its capitalized software development costs over an estimated economic life of three to seven years. During 2001 and 2000, the Company amortized software development costs of $115,364 and $747,680, respectively. The Company periodically assesses the recoverability of the cost of its capitalized software development costs based on an analysis of the undiscounted cash flows generated by the underlying assets.

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h) Goodwill

      Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired company at the date of acquisition. The Company periodically assesses the recoverability of its cost in excess of net assets acquired prior to July 1, 2001 based on an analysis of the undiscounted cash flows generated by the underlying assets. Goodwill from acquisitions prior to July 1, 2001 are being amortized ratably over a period of 5 to 25 years. The SoftPro and RealEC acquisitions have been accounted for under SFAS 141 and 142 as described in note 1q. In the opinion of management, no impairment of cost in excess of net assets acquired has occurred at December 31, 2001 (see note 10).

(i) Other Intangible Assets

      Other intangible assets consist of the allocated value of customer lists purchased in the SoftPro acquisition. The Company is amortizing the other intangible assets over an estimated economic life of five years. The Company recorded amortization expense in the amount of $62,133 during 2001.

(j) Capital Lease Obligations

      All capital lease obligations are with affiliates and are recorded at the present value of the minimum lease payments at the beginning of the lease terms. The monthly payments under the leases are allocated between a reduction of the obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the obligation.

(k) Revenue Recognition

      The Company’s revenues arise from providing: management, support and consulting services and software, maintenance and other services and products. Management services are provided primarily for the Simon and Team systems. Support consists of email, web-hosting and other IT services. Consulting revenues are derived primarily from services provided for the NGS and other Fidelity and affiliate company projects. Transaction fees are included in management, support and consulting revenues.

      Software revenues consist of sales of packaged software products. Hardware and software maintenance revenues are primarily annual contracts for the support of the Simon, SoftPro and other systems. Hardware sales are related to purchases of the Simon system and other ancillary hardware.

      Revenues from providing management support and consulting services are recognized as services are performed.

      Revenues from software sales are recognized upon installation, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company’s sales do not provide a specific right of return. At the time of sale, the Company typically provides 90-270 day initial maintenance and support to the customer. Costs relating to this initial support period, which include primarily telephone support, are accrued for at the time of sale. After the initial support period, customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support, and the right to receive upgrades. Revenues from these maintenance contracts are deferred and recognized ratably over the life of the contract, usually twelve months.

      Revenues from transaction fees are recognized as the Company’s electronic networks are utilized by customers to access various websites and are recorded on a per use basis. Revenues from these transactions are not significant in fiscal years 2001, 2000 and 1999.

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues from the sale of hardware and other products are recognized when delivery has occurred, the fee is fixed and determinable and the collection of any receivable is probable. Revenues from hardware and maintenance contracts are deferred and recognized ratably over the life of the contract.

(l) Deferred Revenue

      Deferred revenues represent amounts received in advance of the delivery of products or services. The Company recognizes the revenues ratably over the terms of the respective contracts as the products or services are delivered.

(m) Income Taxes

      Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

(n) Management Estimates

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

(o) Earnings Per Share

      Basic earnings per share are based on the weighted-average number of shares outstanding and exclude any dilutive effects of options and convertible securities. Diluted earnings per share gives effect to assumed conversions of potentially dilutive securities.

      On May 2, 2001, the Company declared a stock dividend of 10 percent to shareholders of record at the close of business on May 18, 2001, payable June 1, 2001. Cash was paid in lieu of fractional shares. Accordingly, the weighted average shares outstanding used in the corresponding calculations of earnings per share have been restated to reflect a 10% stock dividend for each of the periods presented. The fair value of the additional shares of common stock issued in connection with the stock dividend was credited to additional paid-in capital and a like amount charged to accumulated deficit.

      The schedule below summarizes the elements included in the calculation of basic and diluted earnings (loss) per common share from continuing operations and basic and diluted earnings (loss) per common share for the years ended December 31, 2001, 2000, 1999. For the year ended December 31, 1999, all dilutive securities were excluded from the calculations of diluted loss per share, as their effect would have been antidilutive.

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2000	1999

Net income (loss) from continuing operations	$14,356,988	$9,797,483	$(4,291,850)
Net income (loss)	$6,737,889	$1,993,345	$(7,146,439)
Weighted average shares outstanding:
Weighted average shares outstanding — basic	14,911,511	14,303,831	8,587,326
Diluted securities	1,890,049	1,838,010	0

Weighted average shares outstanding — diluted	16,801,560	15,582,684	8,587,326

Income (loss) from continuing operations per share — basic	$0.96	$0.68	$(0.50)

Income (loss) from continuing operations per share — diluted	$0.85	$0.61	$(0.50)

Net income (loss) per share — basic	$0.45	$0.14	$(0.83)

Net income (loss) per share — diluted	$0.40	$0.13	$(0.83)

(p) Reclassifications

      Certain prior year’s amounts have been reclassified to conform to current year presentation.

(q) New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 was effective for all fiscal quarters for fiscal years beginning after June 15, 1999. In August 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133” (“SFAS 137”), which defers the effective date of SFAS 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133”. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. As the Company does not have any derivative instruments and does not engage in hedging activities, the application of these statements did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to adopt the provisions of SFAS No. 141 immediately. SFAS No. 141 requires that all business combinations be accounted for under a single method — the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 required that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of SFAS No. 142, is effective for fiscal years beginning after December 15, 2001 and shall be initially applied at the beginning of a fiscal year.

      The Company has historically amortized its goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of SFAS No. 142, the Company will cease amortizing its goodwill and certain intangible assets. The Company will adopt SFAS No. 142 as of the beginning of fiscal year 2002

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i.e., January 1, 2002). The Company recorded amortization expense in the amount of $797,505 for the fiscal year ended December 31, 2001, $1,806,402 for fiscal year ended December 31, 2000, and $1,834,078 for fiscal year ended December 31, 1999. To the extent that no impairment charges are recorded upon adoption or application of SFAS No. 142, similar amounts of amortization will not be recorded in future periods. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”), No. 143, “Accounting for Asset Retirement Obligations” in September 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associate asset retirement costs. Management does not believe the application of these standards will have a material effect on the Company’s financial position, results of operations or liquidity.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” in October 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the application of these standards will have a material effect on the Company’s financial position, results of operations or liquidity.

(2) Inventories

      A summary of inventories follows:

	2001	2000

Computer equipment	$127,888	$222,546
Telecommunications equipment	30,000	89,143
Less reserve	(13,930)	(311,689)

	$143,958	$—

(3) Income Taxes

      Total income tax expense (benefit) for the year ended December 31, 2001 was allocated as follows:

Income from continuing operations	$6,150,895
Discontinued operations	(3,685,348)
Goodwill, for initial recognition of acquired tax benefits that previously were included in the valuation allowance	(1,809,869)
Stockholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(5,835,912)

$(5,180,234)

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision (benefit) attributable to income from continuing operations for the years ended December 31, 2001, 2000 and 1999 consists of the following:

	2001	2000	1999

Current:
Federal	$2,421,081	$—	$—
State	290,294	26,618	4,000

	2,711,375	26,618	4,000

Deferred:
Federal	3,122,396	—	—
State	317,124	—	—

	3,439,520	—	—

	$6,150,895	$26,618	$4,000

      The provision for income taxes attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for fiscal year 2001 and 34% for fiscal years 2000 and 1999 to the income (loss) before income taxes as a result of the following:

	2001	2000	1999

Computed “expected” tax expense (benefit)	$7,177,759	$677,740	$(2,429,789)
State taxes, net of Federal income tax benefit	364,227	123,754	(277,273)
Payment by parent for utilization of the Company’s prior year state net operating losses	(510,000)
Amortization of cost in excess of net assets acquired	494,748	828,690	835,347
Nondeductible expenses	34,804	8,343	21,126
Net operating loss utilized by affiliated group	0	274,107	260,304
Valuation allowance	(1,410,643)	(1,886,016)	1,594,285

	$6,150,895	$26,618	$4,000

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The deferred tax assets and liabilities at December 31, 2001 and 2000 consist of the following:

	December 31,

	2001	2000

Deferred Tax Assets:
Net operating loss carryover	$2,221,153	$3,522,276
Reserve for notes receivable	1,685,387	1,773,258
Book over tax provision for bad debts	279,794	1,051,033
Reserves and accruals not recognized for income tax purposes	1,244,008	850,357
Employee benefits accruals	810,655	—
Other assets	62,921	223,416

	6,303,918	7,420,340
Less: Valuation allowance	—	(3,220,512)

Total deferred tax assets	6,303,918	4,199,828
Deferred Tax Liabilities
Stock option exercises	—	4,536,534
Other Liabilities	—	25,010
Accelerated depreciation for tax purposes in excess of book	463,230	—

Total deferred tax liabilities	463,230	4,561,554

Net deferred tax asset (liability)	$5,840,688	$(361,726)

      Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. For tax year 2000, the Company established a valuation allowance of $3,220,512 of which $1,809,869 is associated with net operating loss carryforwards and other deferred tax assets recorded from acquisitions. In 2001, it was determined that the valuation allowance was no longer necessary due to current taxable income generated and future estimated taxable income.

      The Company has available for 2001 and 2000, federal net operating loss carryforwards of $6,457,757 and $10,154,059, respectively, expiring in years 2002 to 2021. The Company also had available for 2000 state net operating loss carryforwards of $1,292,998 which were completely utilized in 2001.

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Property and Equipment

      A summary of property and equipment follows:

	2001	2000

Telecommunications equipment	$655,336	$511,779
Computer equipment	10,581,831	6,045,445
Purchased software	13,341,010	5,159,982
Furniture and fixtures	2,424,881	1,988,816
Office equipment	218,837	202,176
Leasehold improvements	1,605,715	736,018
Construction in progress	5,341,723	442,509

	34,169,333	15,086,725
Less accumulated depreciation and amortization	5,787,293	1,575,591

	$28,382,040	$13,511,134

      Construction in progress is the accumulated costs of the unfinished data center in Chicago, Illinois.

(5) Commitments and Contingencies

     (a) Lease Commitments

      The Company leases facilities and equipment under various leases. Future minimum noncancelable operating and capital lease commitments, due primarily to Fidelity National and its affiliates, are as follows:

	Operating	Capital
	Leases	Leases

Year ending December 31:
2002	$1,683,305	$136,157
2003	1,390,058	97,874
2004	1,156,992	51,863
2005	487,857	—
2006	502,493	—
Thereafter	517,568	—

Total minimum lease payments	$5,738,273	285,894
Less amount representing interest		30,543

Present value of net minimum capital lease payments		255,351
Less current portion		104,739

Capital lease obligations, excluding current portion		$150,612

      Rent expense was $3,248,827, $1,884,884 and $1,365,634 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in rent expense for 2001, 2000 and 1999 was $1,895,268, $1,136,647 and $972,332, respectively, paid to affiliates. There are no lease agreements associated with the rent paid to affiliates, and therefore no amount has been included in the future minimum lease commitments for future rent payments to affiliates. The Company also has a commitment to pay $1,231,470 of principal payments over the next three years related to capital leases associated with discontinued operations. That amount is included in the balance sheet as part of accrued liabilities for discontinued operations.

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Litigation

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(6) Related Party Transactions

      As described in note 1, the Company’s primary source of revenue is fees resulting from sales and services to Fidelity National and its affiliated companies. Revenues generated from sales and services to affiliates for the years ended December 31, 2000, 1999 and 1998 accounted for 95%, 95% and 92% of revenues from continuing operations. Fidelity National owns 61.7% of our common stock and three of our seven directors are officers and directors of Fidelity National or its affiliates.

      The Company provides services to Fidelity National under a master services agreement. Under the master services agreement, the Company is required to provide services to Fidelity National at prices no higher than prices charged to direct competitors of Fidelity National. Historically, certain projects have been billed to Fidelity National on a cost plus fixed percentage profit basis, which has varied between a 5% to a 15% mark-up. The cost of outside consultants on the NGS project in fiscal 2000 was billed to Fidelity National at cost plus 15%. This rate was modified to cost plus 10% in the third quarter of fiscal 2001 and then to cost plus 5% in the fourth quarter of fiscal 2001. Other revenues from Fidelity and its affiliates are derived from the provisioning of a variety of products and services that are billed under one of the following methods: time and expenses, annual licensing, annual maintenance, fees based on per transaction, per user and per location. In addition, these arrangements have been subject to renegotiation from time to time. Beginning in January 2002, these arrangements were replaced by a new master services agreement. This new agreement outlines the scope of services to be provided to Fidelity National and changes the pricing and billing arrangements to a fixed fee by type of service.

      Fidelity National has consolidated Micro General in its tax returns for state tax, but not for Federal tax purposes. Fidelity National had utilized the benefit of Micro General’s net operation losses for state income taxes for which Micro General was paid $510,000 by Fidelity in fiscal year 2001.

      Certain notes payable executed for the purchase of equipment are secured by an agreement which assigns like revenue streams payable to the Company from Fidelity National to the note holders in the event of a default by the Company on the respective notes payable (see note 7). In addition, the Company has long-term amounts and notes payable to affiliates amounting to $5,265,408 at both December 31, 2001 and 2000 (see note 7). The Company also has accounts payable due to affiliates of $607,700 and $326,244 as well as capital leases payable to affiliates of $142,001 and $192,122 at December 31, 2001 and 2000, respectively. The Company also has certain operating leasing arrangements with Fidelity National as described in note 5.

      On October 1, 1999, Micro General entered into an intellectual property transfer agreement that provided the financing to launch escrow.com as a new company. Under the agreement, the Company sold the escrow.com name and trademark, the escrow.com internet URL, a license for the Micro General proprietary escrow trust accounting software, the Company’s computer services provider business unit and approximately $535,000 of related computer equipment. Under the terms of the intellectual property transfer agreement, the Company received from escrow.com a $4.5 million note with a term of seven years and an interest rate of three percent. The Company also received a warrant giving the Company the right to purchase 15.0 million shares of escrow.com common stock at a price of $0.40 per share.

      Escrow.com offers on-line escrow-related services designed to provide buyers and sellers with a safe, secure and easy to use system for managing payment for and delivery of products and services purchased via the Intranet. As an internet transaction services provider, escrow.com provides for the secure transmission of

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funds between a buyer and seller by placing the funds in escrow, confirming and verifying the receipt of merchandise by the buyer, and releasing the funds from escrow to the seller.

      Because of the start-up nature of escrow.com, the Company has fully reserved the $4.5 million note receivable on its consolidated balance sheet. The gain on the sale of assets will be realized at such time escrow.com has sufficient funding in place to reasonably assure the payment of the note. While the Company has no equity interest in escrow.com as of December 31, 2001, the 15.0 million warrants give the Company the opportunity to acquire a substantial interest in escrow.com. Escrow.com is incurring substantial losses and may need to raise additional funds in order to continue its operations. The Company’s potential ownership in escrow.com may be substantially diluted if escrow.com issues additional shares to raise the necessary capital.

      As previously described, the Company has warrants that, upon their exercise, will give the Company substantial ownership in escrow.com. In April 2000, escrow.com completed a private placement in which it raised gross proceeds of $30 million. As an inducement to invest, the Company assigned to two of the investors 250,000 of its 15.0 million warrants in escrow.com. As a result of this funding, escrow.com has 10,579,271 shares outstanding as of December 31, 2001. Although escrow.com has raised additional capital, those funds are not being used for repayment of the $4.5 million note receivable discussed above. Therefore, the note will be fully reserved until such time that escrow.com has sufficient funding in place to reasonably ensure payment of the note. Assuming exercise of the warrants, the Company would have a 58% ownership in escrow.com.

      On October 8, 1998, the Company announced the creation of RealEC, a real estate electronic commerce network. RealEC commenced operations in mid-1999 and was a 50% owned joint venture with Stewart Title Corporation, a subsidiary of Stewart Information Services Corporation (“Stewart Title”). RealEC provides a standardized, electronic platform which lenders and realtors can utilize to order and receive products and services from multiple vendors such as credit, flood, appraisal, title and closing.

      On May 19, 2000, the Company created TXMNet, Inc. and transferred its 50% ownership of the RealEC joint venture into the new entity along with certain other intellectual property in exchange for 6,650,000 shares of convertible, non-voting preferred stock. The Company’s investment in TXMNet was $1,660,893, which was the book value of its 50% ownership in the RealEC joint venture. On December 31, 2000, Stewart Title Corporation exchanged its 50% ownership position in RealEC for 2,935,000 shares of convertible, non-voting preferred stock in TXMNet, Inc., which is included in preferred stock of consolidated subsidiary, held by outside parties in the accompanying financial statements. TXMNet, Inc. changed its name to RealEC Technologies, Inc. on February 13, 2001. The Company has advanced RealEC Technologies approximately $5.3 million and has accounted for these advances using the modified equity method. Subsequent to the end of the quarter, the Company was repaid $1.5 million of these advances as a result of the transaction described below. Therefore, in anticipation of the receipt of these funds, the Company had reserved $3.8 million of the RealEC Technologies receivable.

      On November 1, 2000 RealEC Technologies, Inc. issued to Micro General an additional 150,000 shares of its Series A Preferred Stock as consideration for Micro General’s assignment of certain intellectual property rights.

      On October 25, 2001, LandAmerica Financial Group, Inc. (“LandAmerica”) signed an agreement with the RealEC to invest $4 million in RealEC for 3,065,000 shares of Series B preferred stock. Terms of the agreement include the payment of $1.5 million of this investment to the Company as repayment of funds advanced by the Company to RealEC.

      RealEC has agreed, as of October 25, 2001, to turn the remaining $3.8 million owed to Micro General into a convertible note having a term of 20 months and bearing interest of 7% annually. The Series B preferred

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock is included in preferred stock of consolidated subsidiary held by outside parties in the accompanying financial statements. The terms of the preferred stock are described in note 10).

      Effective November 1, 2001, Micro General, pursuant to stock purchase agreements with Beyond Ventures, LLC and MGEN Tech Fund I, L.P., acquired 100 percent of the common stock (1,250,000 shares) of RealEC, for $1.305 per share. In consideration for the acquisition of the common stock, Micro General transferred to Beyond Ventures, LLC 30,779 shares of Micro General’s common stock and to the MGEN Tech Fund I, L.P., 123,114 shares of Micro General’s common stock. The Managing Partner of Beyond Ventures is a director of Micro General. The MGEN Tech Fund I,L.P. is an investment group whose general partner is Ratisbon, LLC whose sole member and certain limited partners consist of officers and directors of Micro General. The consideration for the acquisition was determined based on a per share price of $10.24 for Micro General common stock, which was the average price of Micro General’s common stock less a 10% discount for the restricted nature of the shares granted to effect the purchase. The number of Micro General shares exchanged (153,893) was calculated based on a per share price of $1.305 for RealEC’s common stock, which was the per share purchase price in RealEC’s latest equity financing to an outside independent party which closed on October 25, 2001. Combined with the Company’s convertible preferred stock position, Micro General now owns 56% of RealEC on an as-if converted basis assuming conversion of all convertible preferred stock. Effective November 1, 2001, Micro General has consolidated RealEC’s results with its results of operations.

(7) Notes Payable

      Prior to 1999, the Company had entered into various lending arrangements with Fidelity National and its affiliates. All of these arrangements were combined into $18 million of 10% convertible debt. In connection with the various lending arrangements, detachable warrants to exercise 288,750 shares of the Company’s common stock at a price of $1.36 were also issued. The warrants remain outstanding at December 31, 2001.

      On December 15, 1999 the holders of $18.0 million of the Company’s convertible debt, which was the entire amount of the Company’s convertible debt outstanding on that date, exercised their conversion rights and exchanged the debt for newly issued shares of the Company’s common stock. There were 4,677,771 shares of common stock issued at an average conversion price of approximately $3.85 per share.

      Also on December 15, 1999, the Company entered into with Fidelity National a new $5,265,000 five-year convertible note purchase agreement having an accrued interest rate of ten percent, payable quarterly. The note is convertible into common shares of the Company at a rate of $10.00 per share at any time during the five-year term. Fidelity National also received warrants to purchase 275,000 shares of the Company’s common stock at a price of $9.09 per share. In 1999, the Company recognized a $280,000 expense in regard to these warrants.

      On December 22, 1999, the Company entered into a one-year $5.0 million revolving line of credit with Imperial Bank, guaranteed by Fidelity National. On July 23, 2001, the Company executed an amendment to this agreement which increased the available line to $10 million, added certain financial covenants and extended the expiration date to July 1, 2002. The additional $5.0 million expansion in the line is not guaranteed by Fidelity National. The Company had borrowings under this line of credit of $1.6 million and $2.5 million at December 31, 2001 and 2000, respectively. At December 31, 2001 the Company was not in default of any of the Imperial loan covenants.

      Between June 9, 2000 and October 30, 2000, the Company entered into four equipment note financing arrangements with IBM Credit Corporation. Financing rates range from 7.437% to 11.30% and terms are 12 months to 36 months. Between January 30, 2001 and March 31, 2001, the Company entered into three equipment note financing arrangements with IBM Credit Corporation. Financing rates range from 8.030% to

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.670% and terms are 24 months to 36 months. Equipment financed includes both software and hardware purchases. The notes are secured by an agreement which assigns the respective revenue streams payable to the Company from Fidelity National to the note holders in the event of a default by the Company on the respective notes payable.

      On March 23, 2001, the Company entered into an equipment note financing arrangement with GE Capital Lease Corporation with a financing rate of 9.883% and a term of 24 months, which financing was used for hardware purchases.

      On June 2, 2001, the Company entered into a software financing arrangement with Siemens Financial Services with a financing rate of 5.662% and a term of 24 months. This financing was used for software purchases. The notes are secured by an agreement which assigns the respective revenue streams payable to the Company from Fidelity National to the note holders in the event of a default by the Company on the respective notes payable.

      Notes payable as of December 31, 2001 and 2000 consists of the following:

	December 31,

	2001	2000

IBM Credit Corporation financing agreement (9.37% at June 9, 2000), due in three years	$798,009	$1,292,675
IBM Credit Corporation financing agreement (11.30% at July 31, 2000), due in one year	—	526,425
IBM Credit Corporation financing agreement (9.621% at September 28, 2000), due in three years	464,732	697,328
IBM Credit Corporation financing agreement (7.437% at October 30, 2000), due in two years	743,382	1,721,614
IBM Credit Corporation financing agreement (9.670% at January 31, 2001), due in three years	87,084	—
IBM Credit Corporation financing agreement (8.720% at January 30, 2001), due in three years	121,716	—
IBM Credit Corporation financing agreement (8.030% at March 31, 2001), due in two years	681,411	—
GE Capital Lease (9.883% at March 23, 2001), due in two years	835,066	—
Siemens Financial Services, People Soft (5.662% at June 29, 2001) due in two years	928,982	—
Stewart Title Note Payable (10%)	50,000	—
Imperial Bank, line of credit draw (8.18125% annual), 90 days due February 2001.	—	1,000,000
Imperial Bank, line of credit draw (8.15063% annual), 90 days due February 2001.	—	1,500,000
Imperial Bank, line of credit draw (3.32% annual), 15 days due January 2002.	300,000	—
Imperial Bank, line of credit draw (3.33% annual), 30 days due January 2002.	1,300,000	—
Affiliate five-year convertible note (10% annual), due December 14, 2004.	5,265,408	5,265,408

	$11,575,790	$12,003,450

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The notes with IBM Credit Corporation and the lease with GE Capital are collateralized by the underlying assets purchased with the notes.

      Principal maturities of the notes payable and long-term debt at December 31, 2001 are as follows:

2002	$5,114,116
2003	1,187,245
2004	5,274,429
2005	—
2006	—

$11,575,790

(8) Segment Information

      The Company’s Consolidated Financial Statements as of December 31, 2001 include three reportable segments. For 2000 and 1999, the Company had only one segment after the reclassification of the discontinued operations.

      As of and for the year ended December 31, 2001:

	Micro General	Softpro	RealEc	Total

Total revenues	$114,744,351	$2,388,020	$818,648	$117,951,019
Related party revenues	111,662,020	—	248,952	111,910,972
Operating income (loss)	21,117,606	296,111	(319,275)	21,094,442
Interest (income) expense net	546,208	(3,333)	43,684	586,559
Income (loss) before income taxes	20,571,398	299,444	(362,959)	20,507,883
Depreciation and amortization	4,503,788	152,873	106,741	4,763,402
Total assets	$58,362,941	$9,061,213	$10,361,139	$77,785,293

      The activities of the three reportable segments include the following:

•	Micro General Enterprise Software Solutions provides software solutions and services to the title and real estate industries. Such services include managed application services, application development and integration, network, data and infrastructure management, information technology outsourcing, telecommunications and hardware sales. Related party revenues are from Fidelity National and its affiliates.

•	SoftPro Corporation is a software company selling applications that provide automation tools and back office support to independent title agents and attorneys for the management of real estate transaction settlements.

•	RealEC Technologies is a real estate electronic commerce network for mortgage loan originators, realtors and settlement services providers. RealEC TechnologiesTM enables the online ordering and delivery of all real estate related products and services to provide lenders and REALTORS® a complete and integrated technology solution for closing and managing real estate transactions. The biggest users include Fidelity National Title, Fidelity Information Systems, Stewart Title Mortgage Information, Fannie Mae and Wells Fargo.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Employee Benefit Plans

      Employee benefits include an employee stock purchase plan, four stock option plans and a 401(k) plan.

      In 1998, the Company’s Board of Directors approved the adoption of an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, there are 880,000 shares of the Company’s common stock available for purchase at current market prices by Company employees who meet certain vesting requirements. The authorized number of shares is subject to adjustment in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. Pursuant to the ESPP, Company employees may contribute an amount between 5% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP.

      In 1987, stockholders also approved the adoption of a Stock Option Plan (“1987 Option Plan”). Under the terms of the 1987 Option Plan, the Company may grant stock options to certain key employees and nonemployee directors or officers. The number of shares issuable under the 1987 Option Plan is 220,000 shares of common stock at not less than fair market value on the date of grant. All options granted become exercisable at the discretion of the Board of Directors and expire five years from the date of grant. Options that lapse or are canceled prior to exercise are added to the shares authorized for future grants. The 1987 Option Plan expired in 1991, but was renewed by stockholders in 1993. There were no remaining shares available for grant at December 31, 2001 under the 1987 Option Plan.

      In 1995, stockholders approved the adoption of the 1995 Stock Option Plan (“1995 Option Plan”). The number of shares reserved for issuance under the 1995 Option Plan is 220,000 shares of common stock. 177,470 shares were available for grant at December 31, 2001 under the 1995 Option Plan.

      During 1998, stockholders approved the adoption of the 1998 Stock Incentive Plan (“1998 Plan”). The 1998 Plan authorizes up to 1,650,000 shares of common stock, plus an additional 330,000 shares of common stock on the date of each annual meeting of the stockholders of the Company, for issuance under the terms of the 1998 Plan. In 1999, the Board of Directors recommend and the Company’s shareholders approved an amendment to the 1998 Plan increasing the number of authorized shares of common stock for issuance to 3,300,000. The authorized number of shares is subject to adjustment in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. The 1998 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options and rights to purchase shares of common stock (“Purchase Rights”). Incentive stock options, nonqualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates. Nonqualified stock options and Purchase Rights may be granted to employees of the Company and its subsidiaries and affiliates, non-employee directors and officers, consultants and other service providers.

      The Board of Directors, or a committee consisting of two or more members of the Board of Directors, administers the 1998 Plan (the “Administrator”). The Administrator has the full power and authority to interpret the 1998 Plan, select the recipients of options and Purchase Rights, determine and authorize the type, terms and conditions of, including vesting provisions, and the number of shares subject to grants under the 1998 Plan, and adopt, amend and rescind rules relating to the 1998 Plan. The term of options may not exceed 10 years from the date of grant (5 years in the case of a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair market value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company). There is no minimum purchase price for shares of common stock purchased pursuant to a Purchase Right, and any such purchase price shall be determined by the Administrator. The

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum number of shares for which options may be granted to any one person during any one calendar year under the 1998 Plan is 1,650,000 and in no event shall the aggregate number of shares subject to incentive stock options exceed 1,650,000. The aggregate fair market value of the common stock (determined as of the date of grant) with respect to incentive stock options granted under the 1998 Plan or any other stock option plan of the Company that become exercisable for the first time by any optionee during any calendar year may not exceed $100,000. At December 31, 2001, 1,025,682 shares were available for grant under the 1998 Option Plan.

      In 1999, the Board of Directors approved the adoption of the 1999 Stock Incentive Plan (“1999 Plan”). The 1999 Plan originally authorized up to 2,200,000 shares of common stock for issuance under the terms of the 1999 Plan. In 2001, the Board of Directors approved an amendment to the 1999 Plan increasing the number of authorized shares of common stock for issuance to 3,200,000. The authorized number of shares is subject to adjustment in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. The 1999 Plan provides for grants of nonqualified stock options to officers, directors, key employees, consultants and other service providers.

      The 1999 Plan is administered by the Board of Directors or a committee consisting of two or more members of the Board of Directors (the “Administrator”). The Administrator has the full power and authority to interpret the 1999 Plan, select the recipients of options, determine and authorize the type, terms and conditions of, including vesting provisions, and the number of shares subject to grants under the 1999 Plan, and adopt, amend and rescind rules relating to the 1999 Plan. The term of options may not exceed 10 years from the date of grant. The option exercise price for each share granted may not be less than 100% of the fair market value of a share of common stock at the time such option is granted. The maximum number of shares for which options may be granted to any one person during any one calendar year under the 1999 Plan is 550,000. At December 31, 2001, 318,309 shares were available for grant under the 1999 Option Plan.

      In April 2001 the Company granted 330,000 options to two of its board members, who are also officers of Fidelity National. The options were granted at an exercise price of $7.45 per share and vest over 4 years. The Company recorded compensation expense in the amount of $465,000 for the amortization of the vested portion of the fair value of the 82,500 options under these grants in the amount of $2.8 million at December 31, 2001. The Company will continue to record compensation expense based on the fair value of the remaining unvested options at the end of each subsequent financial reporting period through April 2005.

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 is as follows (adjusted for the 10% stock dividend declared on May 2, 2001).

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Outstanding at beginning of year	3,790,762	$5.84	3,809,406	$3.90	1,582,808	$3.95
Granted	1,775,368	8.85	927,300	11.75	2,890,855	3.64
Exercised	(404,275)	4.22	(635,225)	3.36	(232,321)	2.54
Canceled	(108,314)	6.61	(310,719)	6.85	(431,936)	4.14

Outstanding at end of year	5,053,541	7.00	3,790,762	5.82	3,809,406	3.86

Options exercisable at year-end	3,265,476	$5.49	2,647,322	$4.82	2,465,257	$3.73

      The following table sets forth options outstanding and exercisable by price range at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
	as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices	12/31/01	Life	Price	12/31/01	Price

$0.01 - $ 4.32	1,279,030	7.25	$3.26	1,264,364	$3.27
$4.37 - $ 7.45	2,172,728	8.22	5.65	1,441,528	4.81
$7.65 - $27.61	1,601,783	8.89	11.80	559,584	12.26

$0.01 - $27.61	5,053,541	8.19	$7.00	3,265,476	$5.49

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related Interpretations in accounting for its employee stock options. As discussed below, in management’s opinion, the alternative fair value accounting provided for under Statement 123, “Accounting for Stock Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Pro forma information regarding net earnings and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions. The risk-free interest rate used in the calculation is the rate on the date the options were granted. The risk-free interest rate used for

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted during 2001, 2000 and 1999 was 4.3%, 6.5% and 6.35%, respectively. Volatility factors for the expected market price of the common stock of 51%, 56% and 53% were used for options granted in 2001, 2000 and 1999, respectively. No dividends are paid by the Company; as a result, its expected dividend yield is 0.0%. A weighted-average expected life of 8.19 years was used for 2001, 8.58 years for 2000, and 9.32 years for 1999.

      The Company applies Opinion 25 in accounting for its plans, and accordingly, no compensation cost has been recognized for its employee stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net earnings for 2001, 2000 and 1999 would have been reduced to the proforma amounts indicated below:

	2001	2000	1999

Net income (loss):
As reported	$6,737,889	$1,993,345	$(7,146,439)
Pro forma	$3,039,872	$(1,359,121)	$(9,133,767)
Net income (loss) per share — basic
As reported	$0.45	$0.14	$(0.83)
Pro forma	$0.20	$(0.10)	$(1.06)
Net income (loss) per share — diluted
As reported	$0.40	$0.13	$(0.83)
Pro forma	$0.18	$(0.10)	$(1.06)

      The Company also offers a 401(k) profit sharing plan, a qualified voluntary contributory savings plan, available to substantially all employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company matches 50% of the first 6% of contributions made by an employee.

(10) Acquisitions

Interactive Associates

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

SoftPro Corporation

      On August 20, 2001, the Company acquired SoftPro for $1.75 million in cash and 336,034 shares of the Company’s common stock valued at $3,919,500. The consideration for the acquisition was determined based on a per share price of $11.66 which was the average quoted market price of the of Micro General Corporation’s common stock less a 10% discount for the restricted nature of the shares granted to effect the purchase. The Company also assumed the SoftPro Option Plan, which had 133,328 options issued and outstanding. The vesting of these options accelerated upon the change in ownership. The vested options were then converted to 84,785 of the Company’s options which were valued at $1,131,126 using the Black Scholes option-pricing model. SoftPro is a provider of real estate closing and title insurance automation software for

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the independent title agent marketplace. SoftPro’s acquisition will allow the company to expand its product offerings and enable the company to more rapidly enter market segments that SoftPro is currently in. The acquisition was accounted for as a purchase and the results of operations have been included in the Company’s results of operations since August 20, 2001.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, August 20, 2001.

Current assets	$1,808,071
Property and equipment	360,492
Customer list	932,000
Capitalized software development	989,000
Goodwill	4,900,884

Total assets acquired	8,990,447
Current liabilities assumed	(2,096,821)

Net assets acquired	$6,893,626

      The acquisition was accounted for in accordance with FASB Statement No. 141, “Business Combinations”. Identifiable intangibles included capitalized software development costs and customer lists, and will be amortized over an estimated useful life of five years. Residual goodwill will not be amortized but will be subject to periodic testing of impairment at the reporting unit level in accordance with Financial Accounting Standards No. 142.

RealEC Technologies, Inc.

      On November 1, 2001, the Company signed an agreement with Beyond Ventures, LLC and MGEN Tech Fund I, L.P. and transferred 30,779 and 123,114 shares, respectively, of Micro General’s common stock in exchange for all of RealEC Technologies’ common stock. The consideration for the acquisition was determined based on a per share price of $10.24 for Micro General common stock, which was the average quoted market price of Micro General common stock less a 10% discount for the restricted nature of the shares granted to effect the purchase. The number of Micro General shares exchanged (153,893) was calculated based on a per share price of $1.305 for RealEC Technologies’ common stock, which was the per share purchase price in RealEC’s latest equity financing to an outside independent party which closed on October 25, 2001. Combined with Micro General’s convertible preferred stock position, Micro General now owns approximately 56% of RealEC Technologies on an as-if converted basis assuming conversion of all convertible preferred stock and convertible notes. Effective November 1, 2001, Micro General consolidated RealEC Technologies’ results with its results of operations. RealEC is one of the largest real estate electronic commerce networks in the nation. The RealEC acquisition has placed Micro General as a leading provider of services in a new market segment.

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, November 1, 2001.

Current assets	$3,463,420
Property and equipment	1,734,423
Capitalized software development costs	1,482,918
Long-term deferred tax asset	1,273,066
Goodwill	2,685,504

Total assets acquired	10,639,331
Current liabilities assumed	(4,290,308)
Series A and B preferred stock held by outside parties	(7,062,173)
Series A preferred stock held by Micro General	(1,491,373)

Net deficiency acquired	$(2,204,523)

      The acquisition was accounted for in accordance with FASB Statement No. 141, “Business Combinations”. Identifiable intangibles included capitalized software development costs, and will be amortized over its expected useful life, which is estimated to be five years. Residual goodwill will not be amortized but will be subject to periodic testing of impairment at the reporting unit level in accordance with Financial Accounting Standards No. 142.

      The rights, preferences and privileges of the RealEC subsidiary Series A and Series B preferred stock are listed below.

Conversion Rights

      Each share of Series A preferred stock and Series B preferred stock is convertible, at the option of the holder, into common stock at a conversion ratio of 1:1. Each share of Series A and Series B preferred stock shall automatically be converted into a share of common stock upon the (a) closing of a firm commitment underwritten public offering, (b) upon vote or written consent of holder of not less than a majority of the outstanding shares of Series A preferred stock and Series B preferred stock voting together as a class, or (c) on the fifth anniversary of the date the Series A and Series B preferred stock were issued by RealEC.

Dividends

      Series A and Series B preferred shareholders are entitled to receive non-cumulative dividends at the rate $.05 per annum per share of Series A preferred stock, and at the rate of $.065 per share of Series B preferred stock, when and if, declared by RealEC’s Board of Directors. In the event that a cash dividend is declared at any time prior to June 1, 2003, each holder of Series A preferred stock and Series B preferred stock may elect, at their option, to have such dividend paid in either cash or in a number of additional shares of Series A preferred stock or Series B preferred stock equal to the amount of such dividend. Both the Series A and Series B preferred stock is non-voting.

Liquidation

      In the event of a liquidation, dissolution or winding up of RealEC, the holders of Series A preferred stock are entitled to receive the greater of $1.00 per share plus all accrued or declared but unpaid dividends, if any, but before common shareholders, or an amount that each share of outstanding Series A preferred stock would be entitled to if immediately prior to such liquidation, dissolution, or winding up of RealEC, such share is converted into common stock, plus any declared but unpaid dividends. Holders of Series B preferred stock are

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entitled to receive the greater of $1.305 per share plus all accrued or declared but unpaid dividends, if any, but before common shareholders or an amount that each share of outstanding Series B preferred stock would be entitled to if immediately prior to such liquidation, dissolution, or winding up of RealEC, such share is converted into common stock plus any declared but unpaid dividends.

      The Company’s consolidated financial statements for the year ended December 31, 2001 include the results of operations of SoftPro since its acquisition on August 20, 2001 and the results of operations of RealEC since its acquisition on November 1, 2001. The following selected pro forma information is being provided to present a summary of the combined results of the Company, SoftPro and RealEC as if the acquisitions had occurred as of the beginning of each period, giving effect to purchase accounting adjustments.

	For the Proforma Year Ended

	December 31,	December 31,
	2001	2000

Net revenues	$125,017,928	$77,112,393
Net income (loss)	1,858,562	(281,445)
Net income (loss) per share — basic	$0.12	$(0.02)
Net income (loss) per share — diluted	$0.11	$(0.02)

(11) Discontinued Operations

      In December, 2001 the Company adopted a plan to discontinue the operations of its wholly owned subsidiary, LDExchange which was engaged in the wholesale international long distance business. The company recorded a charge of $5.3 million ($3.4 million net of income tax benefit) for the disposal of LDExchange. The charge consisted primarily of the write-off of discontinued assets, goodwill, and the accrual of shutdown and severance costs.

      The consolidated financial statements reflect the results of operations of LDExchange reported as discontinued operations for all periods presented. The LDExchange results for 2001, 2000, and 1999 are summarized as follows:

	2001	2000	1999

Revenues	$19,749,396	$41,105,467	$58,597,628
Loss before income tax benefit	(6,220,976)	(7,804,138)	(2,854,589)
Income tax benefit	2,028,093	—	—
Loss from discontinued operations	(4,192,883)	(7,804,138)	(2,854,589)

      Telecommunication revenues were recognized as services were provided.

MICRO GENERAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net assets (liabilities) of the discontinued operations in the December 31, 2001 and 2000 Consolidated Balance Sheets include:

	2001	2000

Cash and cash equivalents	342,837	997,144
Trade accounts receivable	698,973	2,668,241
Other current assets	21,784	352,195
Accounts payable and accrued expenses	(2,642,705)	(3,378,575)
Current portion of capital lease	(392,030)	(350,875)

Net current assets (liabilities) of discontinued operations	(1,971,141)	288,130

Property, plant and equipment — net	—	3,951,138
Goodwill — net	—	1,877,191
Deferred revenue and other long term liabilities	—	(146,067)
Capital leases — long term	(839,440)	(1,231,470)

Net non-current assets(liabilities) of discontinued operations	(839,440)	4,450,792

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

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

      (a)(3) The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Micro General incorporated by reference to Micro General’s Annual Report on Form 10-K, as amended for the year ended December 25, 1988.
3.2	Certificate of Amendment of Certificate of Incorporation of Micro General, as amended on February 12, 2002.
3.3	Amended and Restated Bylaws of Micro General.
10.1	1995 Stock Option Plan.*
10.2	1998 Stock Incentive Plan, incorporated by reference to Micro General’s Registration Statement on Form S-8 filed on September 25, 1998 and Micro General’s Proxy Statement on Form 14A, filed on July 1, 1999.*
10.3	1998 Employee Stock Purchase Plan, incorporated by reference to Micro General’s Registration Statement on Form S-8 filed on September 25, 1998.*
10.4	1999 Stock Incentive Plan, incorporated by reference to Micro General’s Registration Statement on Form S-8, filed on February 1, 2000 and Micro General’s Proxy Statement on Form 14A, filed on April 30, 2001.*

Exhibit
Number	Description

10.5	Agreement and Plan of Reorganization dated as of May 14, 1998, among ACS Systems, Inc., Micro General, ACS Merger, Inc. and Fidelity National Financial, Inc., incorporated by reference to Micro General’s Current Report on Form 8-K filed on May 26, 1998.
10.6	Agreement of Merger dated May 14, 1998 by and among ACS Systems, Inc., Micro General, and Fidelity National Financial, Inc., incorporated by reference to Micro General’s Current Report on Form 8-K filed on May 26, 1998.
10.7	Employment Agreement effective as of April 15, 1999 between Micro General and John Snedegar.*
10.8	Intellectual Property Transfer, Right of First Refusal, and Warrant Purchase Agreement by and between Micro General and Escrow.com, Inc. dated October 1, 1999, incorporated by reference to Micro General’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.9	Promissory Note payable to Micro General Corporation by Escrow.com, Inc. dated October 1, 1999, incorporated by reference to Micro General’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.10	Convertible Note Purchase Agreement by and between Micro General Corporation and Cal West Service Corporation dated as of December 15, 1999, incorporated by reference to Micro General’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.11	Credit Agreement and Promissory Note by and between Micro General and Imperial Bank entered into on December 22, 1999, incorporated by reference to Micro General’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.12	Stock Purchase Agreement, dated as of May 3, 2000, entered into by and among North Star Telecom, LLC, Micro General, and ACS Systems, Inc., incorporated by reference to Micro General’s report on Form 10-K filed on March 28, 2000, as amended April 28, 2000.
10.13	Management Agreement, dated as of May 4, 2000, entered into by and among North Star Telecom, LLC, Micro General, LDExchange.com, Inc. and ACS Systems, Inc. incorporated by reference to Micro General’s report on Form 10-K filed on March 28, 2000, as amended April 28, 2000.
10.14	Asset Transfer, Right of First Refusal and Stock Purchase Agreement entered into as of May 19, 2000, by and between Micro General and TXMNet, Inc., incorporated by reference to Micro General’s report on Form 10-K filed on March 28, 2000, as amended April 28, 2000.
10.15	Mutual Release and Settlement Agreement, dated as of December 28, 2000, entered into by and among North Star Enterprises, LLC, North Star Telecom, LLC, and all subsidiaries and entities owned by and/or related to either of said North Star companies, Micro General, LDExchange.com, Inc. and ACS Systems, Inc., incorporated by reference to Micro General’s report on Form 10-K filed on March 28, 2000, as amended April 28, 2000.
10.16	System Development, Maintenance and Information Technology Services Agreement between Micro General and Fidelity National Financial, Inc., dated May 23, 2001.
10.17	System Development, Maintenance and Information Technology Services Agreement between Micro General and Fidelity National Information Solutions, Inc., effective as of August 2, 2001.
10.18	Employment Agreement with Nancy Pope Nelson, effective November 7, 2001.*
10.19	License Agreement between Micro General and iLumin Corporation, dated December 21, 2001.
10.20	First Modification to Credit Agreement between Micro General and Imperial Bank, dated July 23, 2001.
10.21	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated March 5, 2001.
10.22	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated June 14, 2000.
10.23	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated August 21, 2000.

Exhibit
Number	Description

10.24	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated September 28, 2000.
10.25	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated November 1, 2000.
10.26	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated February 15, 2001.
10.27	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated February 9, 2001.
10.28	Master Security Agreement between Micro General and General Electric Capital Corporation, dated May 21, 2001.
10.29	Agreement And Plan Of Merger And Reorganization among the Shareholder of SoftPro Corporation, SoftPro Corporation, SoftPro Merger Corp. and Micro General, dated as of July 13, 2001, incorporated by reference to Micro General’s current report on Form 8-K filed on September 4, 2001.
10.30	Convertible Promissory Note between Micro General and RealEC Technologies, Inc., dated October 25, 2001.
21.1	Subsidiaries of Micro General.
23.1	Consent of KPMG LLP.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 14(a) of Form 10-K.

      (b) Reports on Form 8-K. The Company filed reports on Form 8-K during the fourth quarter of 2001 as follows:

On October 11, 2000 we filed a Form 8-K (Item 5) relating to our stock repurchase plan.

On December 19, 2001 we filed a Form 8-K (Item 2) relating to our purchase of all of the outstanding common stock of RealEC Technologies, Inc. and included the financial statements of RealEC Technologies, Inc. and pro forma financial information.

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

Signature	Title	Date

/s/ JOHN R. SNEDEGAR John R. Snedegar	President, Chief Executive Officer and Director	March 28, 2002

/s/ DALE W. CHRISTENSEN Dale W. Christensen	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ WILLIAM P. FOLEY, II William P. Foley, II	Director	March 28, 2002

/s/ PATRICK F. STONE Patrick F. Stone	Director	March 28, 2002

/s/ DWAYNE WALKER Dwayne Walker	Director	March 28, 2002

/s/ JOHN M. MCGRAW John M. McGraw	Director	March 28, 2002

/s/ RICHARD H. PICKUP Richard H. Pickup	Director	March 28, 2002

/s/ CARL A. STRUNK Carl A. Strunk	Director	March 28, 2002

SCHEDULE II

MICRO GENERAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2001, 2000 and 1999

	Years Ended December 31,

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and	Amounts	End of
Classification	of Period	Expenses	Written-off	Period

Year ended December 31, 2001:
Allowance for doubtful accounts	$341,132	$239,672	$490	$580,314
Year ended December 31, 2000:
Allowance for doubtful accounts	$255,828	$122,000	$36,696	$341,132
Year ended December 31, 1999:
Allowance for doubtful accounts	$482,820	$251,929	$478,921	$255,828

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Micro General incorporated by reference to Micro General’s Annual Report on Form 10-K, as amended for the year ended December 25, 1988.
3.2	Certificate of Amendment of Certificate of Incorporation of Micro General, as amended on February 12, 2002.
3.3	Amended and Restated Bylaws of Micro General.
10.1	1995 Stock Option Plan.*
10.2	1998 Stock Incentive Plan, incorporated by reference to Micro General’s Registration Statement on Form S-8 filed on September 25, 1998 and Micro General’s Proxy Statement on Form 14A, filed on July 1, 1999.*
10.3	1998 Employee Stock Purchase Plan, incorporated by reference to Micro General’s Registration Statement on Form S-8 filed on September 25, 1998.*
10.4	1999 Stock Incentive Plan, incorporated by reference to Micro General’s Registration Statement on Form S-8, filed on February 1, 2000 and Micro General’s Proxy Statement on Form 14A, filed on April 30, 2001.*
10.5	Agreement and Plan of Reorganization dated as of May 14, 1998, among ACS Systems, Inc., Micro General, ACS Merger, Inc. and Fidelity National Financial, Inc., incorporated by reference to Micro General’s Current Report on Form 8-K filed on May 26, 1998.
10.6	Agreement of Merger dated May 14, 1998 by and among ACS Systems, Inc., Micro General, and Fidelity National Financial, Inc., incorporated by reference to Micro General’s Current Report on Form 8-K filed on May 26, 1998.
10.7	Employment Agreement effective as of April 15, 1999 between Micro General and John Snedegar.*
10.8	Intellectual Property Transfer, Right of First Refusal, and Warrant Purchase Agreement by and between Micro General and Escrow.com, Inc. dated October 1, 1999, incorporated by reference to Micro General’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.9	Promissory Note payable to Micro General Corporation by Escrow.com, Inc. dated October 1, 1999, incorporated by reference to Micro General’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.10	Convertible Note Purchase Agreement by and between Micro General Corporation and Cal West Service Corporation dated as of December 15, 1999, incorporated by reference to Micro General’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.11	Credit Agreement and Promissory Note by and between Micro General and Imperial Bank entered into on December 22, 1999, incorporated by reference to Micro General’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.12	Stock Purchase Agreement, dated as of May 3, 2000, entered into by and among North Star Telecom, LLC, Micro General, and ACS Systems, Inc., incorporated by reference to Micro General’s report on Form 10-K filed on March 28, 2000, as amended April 28, 2000.
10.13	Management Agreement, dated as of May 4, 2000, entered into by and among North Star Telecom, LLC, Micro General, LDExchange.com, Inc. and ACS Systems, Inc. incorporated by reference to Micro General’s report on Form 10-K filed on March 28, 2000, as amended April 28, 2000.
10.14	Asset Transfer, Right of First Refusal and Stock Purchase Agreement entered into as of May 19, 2000, by and between Micro General and TXMNet, Inc., incorporated by reference to Micro General’s report on Form 10-K filed on March 28, 2000, as amended April 28, 2000.
10.15	Mutual Release and Settlement Agreement, dated as of December 28, 2000, entered into by and among North Star Enterprises, LLC, North Star Telecom, LLC, and all subsidiaries and entities owned by and/or related to either of said North Star companies, Micro General, LDExchange.com, Inc. and ACS Systems, Inc., incorporated by reference to Micro General’s report on Form 10-K filed on March 28, 2000, as amended April 28, 2000.
10.16	System Development, Maintenance and Information Technology Services Agreement between Micro General and Fidelity National Financial, Inc., dated May 23, 2001.

Exhibit
Number	Description

10.17	System Development, Maintenance and Information Technology Services Agreement between Micro General and Fidelity National Information Solutions, Inc., effective as of August 2, 2001.
10.18	Employment Agreement with Nancy Pope Nelson, effective November 7, 2001.*
10.19	License Agreement between Micro General and iLumin Corporation, dated December 21, 2001.
10.20	First Modification to Credit Agreement between Micro General and Imperial Bank, dated July 23, 2001.
10.21	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated March 5, 2001.
10.22	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated June 14, 2000.
10.23	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated August 21, 2000.
10.24	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated September 28, 2000.
10.25	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated November 1, 2000.
10.26	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated February 15, 2001.
10.27	Software Services Agreement between Micro General and Fidelity National Financial, Inc., dated February 9, 2001.
10.28	Master Security Agreement between Micro General and General Electric Capital Corporation, dated May 21, 2001.
10.29	Agreement And Plan Of Merger And Reorganization among the Shareholder of SoftPro Corporation, SoftPro Corporation, SoftPro Merger Corp. and Micro General, dated as of July 13, 2001, incorporated by reference to Micro General’s current report on Form 8-K filed on September 4, 2001.
10.30	Convertible Promissory Note between Micro General and RealEC Technologies, Inc., dated October 25, 2001.
21.1	Subsidiaries of Micro General.
23.1	Consent of KPMG LLP.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 14(a) of Form 10-K.