Form 10-K/A
period 2001-12-31
MICRO GENERAL CORP
filed 2002-04-30
CIK 67383

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-8358

MICRO GENERAL CORPORATION (Exact name of Registrant as specified in its charter)

Delaware	95-2621545

(State of Incorporation)	(I.R.S. Employer Identification No.)

2510 N. Redhill Avenue, Suite 230, Santa Ana, California 92705 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (949) 622-4444

Securities registered pursuant to Section 12(b) of the Act:	None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock, $.05 par value	Name of each exchange on which registered NASDAQ National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

As of April 25, 2002, 15,773,310 shares of common stock ($.05 par value) were outstanding, and the aggregate market value of the shares of the common stock held by non-affiliates of the registrant was $66,258,963. The aggregate market value was computed with reference to the closing price on the NASDAQ National Market on such date.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information as of April 1, 2002, with respect to each of our executive officers and directors:

Name	Age	Position

John R. Snedegar	52	President, Chief Executive Officer and Director
Dale W. Christensen	49	Chief Financial Officer
Jeffrey A. Sanderson	44	Executive Vice President, Business Development
Nancy Pope Nelson	49	Chief Operating Officer
Joseph E. Root	57	Senior Vice President, General Counsel and Secretary
William P. Foley, II	57	Director, Co-Chairman of the Board
Patrick F. Stone	54	Director, Co-Chairman of the Board
Dwayne Walker	40	Director
John M. McGraw	40	Director
Richard H. Pickup	68	Director
Carl A. Strunk	64	Director

     Mr. Snedegar has been one of our directors since 1998 and has served as our Chief Executive Officer since April 1999 and our President since March 2002. He previously served as our President from April 1999 through October 2001. Mr. Snedegar was the Chief Executive Officer of United Digital Network, Inc., a switch based long distance reseller, from 1992 until March 1999. Before his involvement with United Digital Network, Inc., Mr. Snedegar was the President and Chief Executive Officer of AmeriTel Management, Inc. Mr. Snedegar is also currently a director of StarBase Corporation.

     Mr. Christensen has been our Chief Financial Officer since June 1999. Mr. Christensen was Chief Financial Officer and Controller of Teltrust, Inc., an operator services and directory assistance company, from February 1999 to June 1999. Prior to that he founded United Digital Network, Inc. where he served as Chief Operating Officer and Chief Financial Officer from June 1992 through February 1999.

     Mr. Sanderson has been our Executive Vice President, Business Development since 1994. Mr. Sanderson has also served as President of RealEC Technologies, Inc. since 1999. He was one of the original founders of ACS Systems, Inc. where he served as President of the System Development Division from 1994 until our merger with ACS Systems in May 1998. Before forming ACS Systems, Inc., Mr. Sanderson was a Senior Systems Programmer for Pacific Bell.

     Ms. Nelson has been our Chief Operating Officer since January 2001. Before joining us, she served as Chief Operating Officer for QuadraMed Corporation beginning in August of 2000 and as President of their Enterprise Division from 1999 to 2000. Prior to the acquisition of Compucare by Quadramed, she served as Chief

Operating Officer for Compucare from 1998 to 1999, Senior Vice President, Product Marketing from 1997 to 1998 and as Senior Vice President Operations, West from 1995 to 1997. Both Compucare and Quadramed provide software and services to healthcare providers. In her career, Ms. Nelson has managed software development, high tech product management, customer service and support, outsourcing, sales and marketing, and other business functions for technology companies and consulting firms in the public and private sectors.

     Mr. Root has been our Senior Vice President and General Counsel since February 2000. He also serves as General Counsel to FNIS, and RealEC Technologies. Mr. Root was General Counsel of Marquip, Inc., a Wisconsin company and the worldwide leading provider of production equipment for the manufacture of corrugated paperboard, from 1995 to April 2000. Prior to that he was Group Counsel to Johnson Controls, Inc., a global technology leader in the environmental control field, and was also engaged in private practice as an attorney in New York City, New York.

     Mr. Foley has been Co-Chairman of the Board since April 1999. Mr. Foley was the sole Chairman of our Board from June 1994 through March 1999. Mr. Foley has been Chairman of the Board and Chief Executive Officer of Fidelity National since its formation in 1984 and served as its President from 1984 to 1994. Mr. Foley also serves as Chairman of the Board of FNIS, CKE Restaurants, Inc. He is also a member of the board of directors of American National Financial, Inc., Miravant Medical Technologies, Inc. and Fresh Foods, Inc.

     Mr. Stone has been one of our directors since 1998. Mr. Stone became Co-Chairman of the Board in April 1999. He also served as our President and Chief Executive Officer from May 1998 through April 1999. Mr. Stone has been President of Fidelity National since March 2000 and Chief Executive Officer of FNIS since January 2002. From March 2000 through December 2001 he served as Chief Operating Officer of Fidelity National. He is also President and Chief Operating Officer of Fidelity National Title Insurance Company, a position he has held since 1995. From February 1989 to May 1995, he was President of Fidelity National Title Company of Oregon.

     Mr. Walker has been one of our directors since 1999. Mr. Walker has been Chairman and Chief Executive Officer of Network Commerce, Inc., a technology infrastructure and services company since March 1996. In 1995 and 1996, Mr. Walker was also Chairman of US Connect, a systems integration and wireless company which was acquired by IKON Office Systems. In 1989, Mr. Walker began a six-year tenure with Microsoft Corporation where he held several positions, including General Manager of Sales and Marketing, Director of Windows NT and Networking Products, Director of SQL Server and Network Products, and other senior management positions. Mr. Walker was recruited by Microsoft Corporation to spearhead the launching of the first two version of SQL Server and Windows NT. In addition, Mr. Walker led the worldwide deployment of the Microsoft Solutions Provider Channel. Mr. Walker has also held various senior management and technology positions with DMR Group, Hughes Aircraft and TRW. Mr. Walker is also an investor and/or advisor to NETDelivery, Inc., BTrade Inc., CarToys, and other technology, services and retail companies.

     Mr. McGraw has been one of our directors since July 2000. Mr. McGraw is the co-founder of HatcheryWorks, an internet incubator. HatcheryWorks was founded in December 1999 and has successfully launched over eight companies in the financial services arena. Before HatcheryWorks, Mr. McGraw served as President of Portola Dimensional Systems, a company that pioneered the use of 3D technology in business intelligence. Mr. McGraw got his start in technology when he co-founded InsWeb.com, one of the first companies providing insurance over the internet. Before InsWeb, Mr. McGraw founded Pacific Specialty Insurance Company, Western Service Contract Corporation, Pacific Loan Administrators and McGraw Commercial Insurance Services.

     Mr. Pickup has been one of our directors since 1996. Mr. Pickup is a Senior Vice President of the New York Stock Exchange Member Firm of Wedbush Morgan Securities, a position he has held for thirty years. For the past forty years, he has been involved in the ownership of numerous public companies.

     Mr. Strunk has been one of our directors since June 1994. Mr. Strunk was Executive Vice President, Finance, from February 1997 through April 2001 of CKE Restaurants, Inc. and from April 2001 to August 2001 was its Chief Financial Officer. He served as Executive Vice-President and Chief Financial Officer of Fidelity National from March 1992 to September 1997 and thereafter served as Executive Vice-President, Finance, until March 1998.

National in March 1992 and served in this capacity until September 1997. In September 1997, he became Executive Vice President, Finance of Fidelity National until March 1998. Before his employment with Fidelity National, Mr. Strunk was President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a certified public accountant and is also a director of American National Financial, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Exchange Act of 1934, as amended, requires our executive officers and directors and beneficial owners of 10% or more of our equity securities to file reports of their ownership, and changes in ownership, of such securities with the SEC. Such persons are required by the SEC’s regulations to furnish us with copies of all forms they file pursuant to Section 16 and we are required to report any failure of such persons to file by the relevant due date any of these reports during fiscal year 2001. Based solely upon a review of the copies of the reports received by it, we believe that all such filing requirements were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

     The following Summary Compensation Table shows compensation paid by us and our subsidiaries to our Named Executive Officers (the “Named Executives”) for all services in all capacities during the years indicated.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation

					Long Term
				Other	Compensation
				Annual	Awards —	All Other
		Salary	Bonus	Compensation	Options	Compensation
Name and Principal Position	Year	($)(1)	($)(2)	($)	(#)	($)

John R. Snedegar	2001	$300,000	$150,000		220,000	$5,820
President	2000	$249,984	$150,000		110,000	$5,820
and Chief Executive Officer	1999	$177,073	$150,000		605,000
Dale W. Christensen(4)	2001	$145,741	$35,000
Executive Vice-President and	2000	$131,775	$25,000
Chief Financial Officer	1999	$68,670			79,750
Jeff Sanderson	2001	$223,959	$50,000			$6,000
Executive Vice-President	2000	$213,733				$6,000
	1999	$177,375	$35,000		55,000	$6,000
Nancy Nelson(5)	2001	$294,463			210,000
Executive Vice President and	2000
Chief Operating Officer	1999
Joseph E. Root(6)	2001	$199,000
Senior Vice President and	2000	$176,539			55,000
General Counsel	1999

(1)	Amounts shown for the indicated fiscal year include amounts deferred at the election of the named executive officer pursuant to our 401(k) plan.
(2)	The number of securities underlying options has been adjusted to reflect all dividends and stock splits.
(3)	Amounts shown for 2001 consists of the following: (i) Mr. Snedegar $5,280 for life insurance; (ii) Mr. Sanderson $6,000 for car allowance.
(4)	Mr. Christensen joined the Company in June 1999 as Executive Vice-President and Chief Financial Officer.
(5)	Ms. Nelson joined the Company in January 2001 as Executive Vice-President and Chief Operating Officer.
(6)	Mr. Root joined the Company in February 2000 as Senior Vice-President and General Counsel.

Option Grants

     The following table sets forth information concerning stock options granted to our Named Executives during the fiscal year ended December 31, 2001.

OPTION GRANTS IN LAST FISCAL YEAR(1)(2)

					Potential Realizable Value
	Number of	Percentage of			at Assumed Annual Rates of
	Securities	Total Options			Stock Price Appreciation for
	Underlying	Granted to	Exercise or		Option Term(3)
	Options	Employees in	Base Price	Expiration
Name	Grants(#)	Fiscal Year	($/share)	Date	5%($)	10%($)

John R. Snedegar (4)	220,000	12.4%	$7.4545	4/25/11	$1,033,194	$2,607,584
Dale W. Christensen	—
Jeff Sanderson	—
Nancy P. Nelson	110,000		$6.81	1/8/11	$471,933	$1,191,069
	100,000		$14.60	7/6/11	$919,800	$2,321,400

	210,000	11.8%
Joseph E. Root	—

(1)	The options become exercisable as to 25% of the shares on each anniversary of the date of grant, except for options to purchase 110,000 shares granted to Ms. Nelson which vest as to 33.3% of the shares on each anniversary of the date of grant. The number of options have been adjusted to reflect a 10% stock dividend declared on May 2, 2001 and paid on June 1, 2001 to stockholders of record as of May 18, 2001.

(2)	The exercise prices were equal to or greater than the fair market value of the shares on the date the options were granted. The exercise price may be paid in cash, check, pursuant to a cashless exercise or by cancellation of indebtedness, among other forms of payment. The exercise price has been adjusted to reflect a 10% stock dividend declared on May 2, 2001 and paid on June 1, 2001 to stockholders of record as of May 18, 2001.

(3)	The potential realizable value represents amounts, net of exercise price, that may be realized upon exercise of the options immediately prior to the expiration of their terms assuming appreciation of 5% and 10% over the option term. The 5% and 10% are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price growth. The actual value realized may be greater or less than the potential realizable value set forth in the table.

(4)	The vesting of Mr. Snedegar’s options accelerated with respect to an additional 192,500 shares upon us obtaining certain profit goals and upon obtaining financing for RealEC Technologies.

Option Exercises and Fiscal Year-End Values

     The following table summarizes information regarding exercises of stock options by the named individuals during 2001 and unexercised options held by them as of December 31, 2001.

AGGREGATED STOCK OPTION EXERCISES
IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

			Number of Unexercised		Value of Unexercised
			Options at		In-the-Money Options at
	Shares		December 31, 2001		December 31, 2001
	Acquired on	Value
Name	Exercise(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John R. Snedegar	36,773	$421,431	1,110,824	27,500	8,084,934	172,026
Dale W. Christensen	10,000	$120,947	93,812	17,188	899,397	81,268
Jeff Sanderson	25,050	$166,160	96,500	—	910,462
Nancy Pope Nelson	—	—	—	210,000	—	758,098
Joseph E. Root	—	—	36,667	18,333	—	—

Director Compensation

     Directors are entitled to receive $3,000 per board meeting attended, plus reimbursement of reasonable expenses. Members of our audit and compensation committees are entitled to receive $1,500 per committee meeting attended, plus reimbursement of reasonable expenses.

Employment Agreements

     The Company entered into a three-year employment agreement with Ms. Nelson, the Company’s Chief Operating Officer, effective November 7, 2001, and amended on February 20, 2002. Her base salary is $300,000 per year, and she is eligible to receive an annual cash bonus. A cash bonus in the amount of $150,000 will be paid on December 15, 2002. The agreement includes executive fringe benefits as customary for the Company’s other executives. All options to purchase common stock issued to Ms. Nelson will vest on the earlier of December 15, 2002, or any involuntary termination of Ms. Nelson for any reason other than cause. If Ms. Nelson is terminated without cause she will receive a severance payment of one year’s base salary. She will also receive one year’s base salary if she is terminated without cause after a change of control. Upon disability lasting six consecutive months, we have the right to terminate the agreement by paying Ms. Nelson her base salary for the remainder of the term of the agreement. Upon the termination or expiration of the agreement, Ms. Nelson has agreed to refrain from engaging in activity competitive with the Company’s business, within 100 miles of where we conduct business, for a period of one year.

     Mr. Snedegar, our President and Chief Executive Officer, was subject to an employment agreement from April 15, 1999 through April 15, 2002. His 2001 salary under the agreement was $300,000. The agreement provided for additional compensation and executive fringe benefits, including fully vested options to purchase 50,000 shares of Company common stock, a $1.0 million life insurance policy, an annual bonus of up to 5% of the first $6.0 million of audited pre-tax profits and 10% of our audited pre-tax profits in excess of $10.0 million for each calendar year, a bonus of $100,000 for securing funding for RealEC and a bonus of $100,000 upon making certain strategic acquisitions. The agreement further provided for him to be paid a base salary of $150,000 per year and a discretionary bonus of up to $100,000 in connection with his duties as Chief Executive Officer of Escrow.com. He was also eligible to receive a transaction bonus equal to 5% of the net proceeds from any sale of all or a majority interest in Company subsidiaries, or all or substantially all of the assets of any of material divisions or those of our subsidiaries. If the agreement had been terminated for good reason by Mr. Snedegar or by the Company without cause, he would have receives $600,000 in severance pay and accrued bonuses. Upon the termination or expiration of the agreement, Mr. Snedegar agreed not to solicit our customers or employees for a period of one year. The agreement further provides that the Company will indemnify Mr. Snedegar for certain claims for a period of five years after his termination.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee was composed of three independent directors including Messrs. Foley, Walker and McGraw during fiscal 2001. During fiscal 2001, other then Mr. Foley, whose positions with Fidelity National Financial, Inc. are discussed above, no member of the Compensation Committee was a former or current officer or employee of us or any of our subsidiaries. In addition, during that year, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Compensation Committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the Board of Directors.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

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

Compensation Philosophy

     The Company’s executive compensation programs are designed to (i) provide levels of compensation that integrate pay and incentive plans with the Company’s strategic goals, so as to align the interests of executive management with the long-term interests of the stockholders; (ii) motivate Company executives to achieve the strategic business goals of the Company and to recognize their individual contributions; and (iii) provide compensation opportunities which are competitive to those offered by other national title insurance companies and other middle-market corporations similar in size and performance. Although the exact identity of the corporations surveyed varies, these generally include title companies and other corporations equal to or larger than the Company. The Compensation Committee believes that the components of executive compensation should include base salary, annual cash bonus, stock option grants and other benefits and should be linked to individual and Company performance. With regard to the Company’s performance, the measures used for determining appropriate levels of compensation for executive officers include the Company’s national market share, net margin, quality of service, meeting strategic goals within the current economic climate and industry environment, scope of responsibilities, expansion by acquisition or otherwise, and profit retention and profitability, all of which combine to enhance stockholder value.

Compensation of the Chief Executive Officer for Fiscal 2001

     Mr. Snedegar’s compensation for 2001 was determined pursuant to the terms of his employment agreement in effect during that period. His employment agreement provided him with a minimum base annual salary. Mr. Snedegar also received a cash bonus. Under the terms of his employment agreement, the Company, through the Compensation Committee, has the discretion to award stock options to Mr. Snedegar. Mr. Snedegar received stock options in 2001 totaling 220,000 shares of Common Stock. Of these options, no shares vested upon date of grant. 192,500 of the options vested at 12/31/01 with the remaining 27,500 vesting on 4/25/02.

Compensation of Other Executives for Fiscal 2001

     With respect to the base salaries and cash bonuses awarded to other executive officers in respect of 2001, the Compensation Committee approved these amounts in the exercise of their discretion. The decision of the Compensation Committee with respect to the base salary for each such executive officer is subjective and was made after consideration of the performance of the executive in his or her particular area of responsibility, the executive’s contribution to the Company’s overall management team and an assessment of the future contributions the executive should be able to make to the Company.

Stock Option Grants

     As indicated above, an important element of the Company’s compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company’s stockholders. The purpose of the Company’s Stock Incentive Plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company’s long-term performance. Consistent with these objectives, the Compensation Committee granted options to executive officers for their performance.

April 10, 2002	The Compensation Committee
William P. Foley, II Dwayne Walker John McGraw

PERFORMANCE GRAPH

     Set forth below is a graph comparing cumulative total stockholder return of our Common Stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index consisting of certain companies for the industry in which we compete (SIC code 6361 — Title Insurance) for the five-year period ending December 31, 2001. This peer group consists of the following companies: First American Corporation, LandAmerica Financial Group, Inc. and Stewart Information Services Corp. The peer group comparison has been weighted based on our stock market capitalization. The graph assumes an initial investment of $100.00 on January 1, 1996, with dividends reinvested over the periods indicated.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

	1996	1997	1998	1999	2000	2001

Micro General Corporation	100.00	78.57	242.86	932.17	367.86	861.77
S&P 500 Index	100.00	122.48	172.70	320.87	193.00	153.15
Peer Group	100.00	126.17	233.78	470.20	282.33	209.87

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, with respect to each person or entity known to us to be the beneficial owner of more than 5% of our Common Stock as of April 1, 2001 (1) the number of shares of Common Stock so owned, and (2) the percentage of all shares outstanding represented by such ownership (based upon the number of shares outstanding as of April 1, 2002).

	Number of		Percent of
Name and Address of Beneficial Owner	Shares		Class

Fidelity National Financial, Inc.	10,426,200	(1)	52%
17911 Von Karman Avenue Irvine, California 92614
Richard H. Pickup	1,722,621	(2)	9%
Wedbush Morgan Securities 610 Newport Center Dr. Newport Beach, CA 92660
John R. Snedegar	1,281,937	(3)	6%
Micro General Corp. 2510 North Red Hill Ave. Santa Ana, CA 92705
Carolyn P. Hallinan	666,667		3%
Cross Atlantic Capital Partners Five Radnor Corporate Center Radnor, PA 19087

(1)	Represents 9,558,300 shares held of record by Fidelity National Financial, Inc., a note convertible into 579,150 shares of common stock, and presently exercisable warrants to purchase 13,750 shares and 275,000 shares of common stock at $1.36 per share and $9.09 per share, respectively, held by Cal West Services Corporation.

(2)	Includes 1,216,921 shares and presently exercisable warrants to purchase 247,500 shares of common stock at $1.36 per share held by Dito Caree LP, 110,000 shares held by TB Fund, LLC, 27,500 shares held by Dito Devcar Corp., 32,700 shares of common stock held by the Pickup Family Trust, and options to purchase 88,000 shares of common stock exercisable within 60 days of January 25, 2002.

(3)	Represents 1,000,324 shares subject to options exercisable within 60 days of January 25, 2002, presently exercisable warrants to purchase 110,000 shares of common stock at $1.36 per share and 171,113 shares held by the Snedegar Revocable Living Trust.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the beneficial ownership as of April 1, 2002, of our Common Stock by each director who owns shares, by the director nominees, all Named Executive Officers in the Summary Compensation Table, and all directors and Named Executives as a group. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.

	Number of	Number of		Percent of
Name and Address	Shares Owned	Options(1)	Total	Total

William P. Foley, II	33,500	715,000	748,500	4.9
Patrick F. Stone	6,700	574,706	581,406	3.8
John R. Snedegar(2)	281,113	1,000,824	1,281,937	8.4
Dwayne Walker(3)	30,779	—	30,779	*
John McGraw		22,000	22,000	*
Richard H. Pickup(4)	1,634,621	88,000	1,722,621	11.0
Carl A. Strunk	10,000	18,333	28,333	*
Dale W. Christensen	1,240	93,812	96,771	*
Jeff Sanderson	1,675	91,500	93,175	*
Nancy Pope Nelson		50,000	50,000	*
Joseph E. Root	1,675	55,000	56,675	*
All directors and Named Executives as a group (11 persons)	2,001,303	2,709,175	4,710,478	30.8

*	Represents less than 1% of the our Common Stock.

(1)	Represents shares subject to stock options that are exercisable on April 1, 2002 or become exercisable within 60 days of April 1, 2002.
(2)	Represents 808,324 shares subject to options exercisable within 60 days of January 25, 2002, presently exercisable warrants to purchase 110,000 shares of common stock at $1.36 per share and 344,083 shares held by the Snedegar Revocable Living Trust.
(3)	Represents shares held by Beyond Ventures LLC.
(4)	Includes 1,216,921 shares and presently exercisable warrants to purchase 247,500 shares of common stock at $1.36 per share held by Dito Caree LP, 110,000 shares held by TB Fund, LLC, 27,500 shares held by Dito Devcar Corp., 32,700 shares of common stock held by the Pickup Family Trust, and options to purchase 88,000 shares of common stock exercisable within 60 days of January 25, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

escrow.com

     escrow.com is a company that aims to facilitate business-to-business transactions on the internet by providing a secure and convenient system for managing payments, deliveries and ancillary services. This company was launched in October 1999, with assets and intellectual property provided by the Company. In return, the Company received a promissory note in an amount of $4.5 million and a warrant to purchase 15 million shares of escrow.com common stock at a price of $0.40 per share. The Company fully reserved the note receivable until escrow.com becomes more fully established.

     On April 10, 2002, escrow.com merged into iLumin Corp., a company that produces software products designed to improve the security of electronic transactions, with iLumin being the surviving entity. The merger was effected by an exchange of escrow.com common stock for stock in the surviving entity, such that escrow.com shareholders received 40% of the equity of the surviving entity. The Company partially exercised its warrant as part of the transaction, receiving 11,250,000 shares of escrow.com common stock, which it exchanged for 35,468,642 shares of iLumin common stock, representing a 12% equity interest.

     Fidelity National Financial, Inc. (“Fidelity National”)

     Mr. Foley, Co-Chairman of the Board, also serves as the Chairman and Chief Executive Officer of Fidelity National. Mr. Stone, Co-Chairman of the Board, also serves as President of Fidelity National. Mr. Strunk, a member of our board, formerly served as Executive Vice President, Finance of Fidelity National.

     We provide information technology services to Fidelity National, our majority stockholder, on a fee for services basis. Under the terms of the master services agreement with Fidelity National, they have the option, but not the obligation, to obtain information technology services, including technology development, maintenance and support, training, consulting, equipment procurement, and website hosting, from us on a project order basis. Under the master services agreement, Fidelity National pays us an hourly fee for consulting services, annual fees for maintenance and support and hosting services and a per project fee for development services. We own the technology that we develop for Fidelity National and grant to Fidelity National a royalty free, irrevocable and perpetual license to use such technology for its business. The master services agreement, however, provides that Fidelity National owns all rights and interests in and to NGS, and grants to us an exclusive, worldwide license to commercialize NGS for a period of ten years from the date of the completion of beta testing for NGS. Upon expiration of the master services agreement or upon termination caused by an uncured breach by us, we will be granted a non-exclusive license to NGS. We are prohibited from licensing NGS to Stewart Title Company, LandAmerica Financial Group, Inc. or Old Republic National Title Company in a state for a period of 90 days following Fidelity National’s rollout of NGS in that state and to the First American Corporation in a state for a period of three years following Fidelity National’s rollout of NGS in that state. In addition, if we license NGS to an entity within the real estate industry, we are required to pay to Fidelity National a royalty equal to 10% of our licensing revenues until such royalties equal the aggregate amount paid by Fidelity National to us for the development of NGS, and a royalty equal to 2% of our licensing revenues, until Fidelity National has recovered 125% of such development costs. For the purpose of determining this royalty, the amount paid by Fidelity National to develop NGS includes all amounts paid from the inception of the NGS development through completion of beta testing at Fidelity National’s facility located in San Bernardino, California. Except for our license to NGS, the master services agreement with Fidelity National has a term of three years, subject to extension at the discretion of Fidelity National for an additional three year period and automatically renews for three additional one year periods thereafter, at the discretion of us or Fidelity National.

     On December 15, 1999 we entered into a Convertible Note Purchase Agreement with Cal West Service Corporation (“Cal West”), a wholly-owned subsidiary of Fidelity National, under which we borrowed the principal amount of $5.3 million pursuant to a promissory note in favor of Fidelity National which bears interest at the rate of 10% per year and is due on December 14, 2004. The promissory note my be converted by Fidelity National at any time at a conversion price of $9.09 per share. Under the Convertible Note Purchase Agreement we also issued to Cal West a warrant to purchase 275,000 shares of Company common stock, at an exercise price of $9.09 per share.

     Fidelity National also acts as a guarantor for up to $5 million under our credit agreement with Imperial Bank. In addition, we lease office space from companies affiliated with Fidelity National at the following locations: Fort Lauderdale, Florida; Chicago, Illinois; Santa Ana, California; San Diego, California; and Los Angeles, California.

     Fidelity National Information Solutions, Inc. (“FNIS”)

     FNIS is a company affiliated with Fidelity National, which provides a variety of ancillary services to the real estate industry. Messrs. Foley and Stone serve as directors of FNIS and Mr. Root serves as General Counsel to FNIS. In addition, Bradley Inman, a director of FNIS, formerly served as one of our directors.

     Under the terms of the master services agreement with FNIS, FNIS and its affiliates have the option, but not the obligation, to obtain information technology services, including technology development, maintenance and support, training, consulting, equipment procurement, and website hosting, from us on a project order basis. FNIS pays us an hourly fee for consulting services, an annual fee for maintenance and support and hosting services and a per project fee for development services. FNIS has agreed to be liable for certain taxes levied on us and arising out of our performance under the master services agreement. We have agreed to indemnify FNIS and its affiliates for certain third party losses they may incur in connection with our performance under the master services agreement. We own the technology that we develop for FNIS and grant to FNIS a royalty free, irrevocable and perpetual license to use such technology for its business. The master services agreement with FNIS has a term of three years, subject to extension at the discretion of FNIS for an additional three-year period and automatically renews for up to three additional one-year periods thereafter, at the discretion of us or FNIS. The master services agreement expressly permits FNIS and its affiliates to solicit our employees after the termination of the agreement, and we have agreed to grant non-competition and non-solicitation waivers in favor of FNIS and its affiliates.

     RealEC Technologies, Inc. (formerly TXMNet, Inc.)

     We own all of the outstanding shares of common stock of RealEC Technologies, which represents all shares of capital stock of RealEC Technologies with general voting rights. Mr. Sanderson serves as President and Mr. Root serves as General Counsel of RealEC Technologies. We acquired shares of RealEC Technologies common stock in November 2001 from the MGEN Tech Fund I, L.P. and Beyond Ventures LLC pursuant to transactions where we exchanged one share of Micro General common stock for every 8.1226 shares of RealEC Technologies common stock, based on a ratio that valued our common stock at $10.60 per share and the RealEC Technologies common stock at $1.305 per share (the price paid by LandAmerica for the RealEC Technologies non-voting Series B Preferred Stock in an October 2001 financing). The MGEN Tech Fund is an investment group whose general partner is Ratisbon, LLC, of which Mr. Foley is the sole member, and whose limited partners include Messrs. Foley, Stone, Snedegar, Root and Sanderson. Mr. Walker is the Managing Partner of Beyond Ventures.

     In addition to our common stock ownership, Micro General owns 6,520,000 shares of nonvoting Series A preferred stock of RealEC Technologies. Assuming conversion of all outstanding convertible stock and exercise of all outstanding options and warrants to acquire capital stock of RealEC Technologies, Micro General owns 56% of the capital stock of RealEC Technologies.

     During the period from      to October 25, 2001, we provided loans totaling $5,280,000 to RealEC Technologies, payable upon the closing of a financing transaction. Following the closing of a financing transaction with LandAmerica, RealEC Technologies reimbursed us $1.5 million in cash and executed a subordinated convertible promissory note in the amount of $3,780,000, payable on July 31, 2003, and earning interest at 7% per year. At our option, the note is convertible into RealEC Technologies Series B preferred stock at a price of $1.305 per share. In the event RealEC Technologies has insufficient funds to cover its negative cash flow, if any, we have agreed to provide it with a nonrevolving line of credit in the principal amount of $1.5 million through July 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO GENERAL CORPORATION, a Delaware Corporation

By:
/s/ JOHN SNEDEGAR
John Snedegar Chief Executive Officer, President (Principal Executive Officer)

Date: April 10, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. SNEDEGAR John R. Snedegar	President, Chief Executive Officer and Director	April 30, 2002

/s/ DALE W. CHRISTENSEN Dale W. Christensen	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2002

/s/ WILLIAM P. FOLEY, II William P. Foley, II	Director	April 30, 2002

/s/ PATRICK F. STONE Patrick F. Stone	Director	April 30, 2002

/s/ DWAYNE WALKER Dwayne Walker	Director	April 30, 2002

Signature	Title	Date

/s/ JOHN M. McGRAW John M. McGraw	Director	April 30, 2002

/s/ RICHARD H. PICKUP Richard H. Pickup	Director	April 30, 2002

/s/ CARL A. STRUNK Carl A. Strunk	Director	April 30, 2002