Form 10-Q
period 2002-03-31
MICRO GENERAL CORP
filed 2002-05-15
CIK 67383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File Number 0-8358

MICRO GENERAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2621545 (I.R.S. Employer Identification Number)

2510 N. Red Hill Avenue, Suite 230 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

(949) 622-4444
(Registrant’s Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

     $.05 par value Common Stock 15,810,203 shares as of May 6, 2002

     Exhibit Index appears on page 13 of 13 sequentially numbered pages.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended March 31, 2002

		Page
		Number

	PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

A	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

B	Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2002 and 2001	4

C	Condensed Consolidated Statements of Stockholder’s Equity for the three-month period ended March 31, 2002	5

D	Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001	6

E	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	PART II: OTHER INFORMATION

Items 1, 2, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period

Item 4.	Submission of Matters to Vote of Security Holders	13

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRO GENERAL CORPORATION
(Registrant)

By:	/s/ Dale W. Christensen

	Dale W. Christensen Chief Financial Officer (Principal Financial and Accounting Officer)	Date: May 15, 2002

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MICRO GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$13,159,469	$10,902,386
Trade accounts receivable, less allowance for doubtful accounts of $527,765 in 2002 and $580,314 in 2001	1,920,070	1,221,806
Trade accounts receivable due from affiliates	17,195,696	14,511,887
Inventories	235,926	143,958
Prepaid and other current assets	2,261,571	2,093,112
Income tax receivable	—	1,483,645
Deferred tax assets	4,326,636	4,326,636

Total current assets	39,099,368	34,683,430
Property and equipment, net	28,407,660	28,382,040
Capitalized software development costs, less accumulated amortization of $4,527,494 in 2002 and $4,403,899 in 2001	2,232,959	2,356,554
Goodwill, less accumulated amortization of $5,198,289 in both 2002 and 2001.	10,068,200	9,979,350
Other intangible assets, less accumulated amortization of $108,732 in 2002 and $62,133 in 2001	823,268	869,867
Deferred tax assets	1,514,052	1,514,052

Total assets	$82,145,507	$77,785,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,069,837	$7,157,437
Accrued compensation expenses	2,581,544	2,201,850
Accounts payable and accrued expenses — affiliates	498,496	607,700
Income and other taxes payable	171,992	197,092
Deferred revenue	2,701,318	2,565,043
Current portion of notes payable	4,895,056	5,114,115
Current portion of capital leases with affiliate	114,221	104,739
Accrued liabilities for discontinued operations	1,369,685	1,971,141

Total current liabilities	20,402,149	19,919,117
Capital leases with affiliate	115,904	150,612
Deferred revenue	3,406,618	3,574,639
Notes payable	374,331	1,196,266
Amounts and notes payable to affiliates	5,265,408	5,265,408
Accrued liabilities for discontinued operations	734,448	839,440
Commitments and contingencies
Preferred stock of consolidated subsidiary, held by outside parties	7,062,173	7,062,173
Stockholders’ equity:
Preferred stock, $0.05 par value. Authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.05 par value. Authorized 50,000,000 shares; issued and outstanding 15,686,110 at March 31, 2002 and 15,499,139 shares at December 31, 2001	784,305	774,957
Treasury stock (18,782 shares at March 31, 2002 and 17,302 at December 13, 2001)	(197,507)	(213,397)
Additional paid-in capital	57,901,251	56,298,854
Accumulated deficit	(13,703,573)	(17,082,776)

Total stockholders’ equity	44,784,476	39,777,638

Total liabilities and stockholders’ equity	$82,145,507	$77,785,293

See Notes to Condensed Consolidated Financial Statements

MICRO GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	March 31,

	2002	2001

	(Unaudited)
Revenues:
Management, support and consulting revenues — related parties	$25,612,652	$22,060,425
Management, support and consulting revenues — third parties	521,031	87,642

Total management, support and consulting revenues	26,133,683	22,148,067

Software, maintenance and other revenues — related parties	5,849,723	3,439,916
Software, maintenance and other revenues — third parties	2,316,822	857,394

Total software, maintenance and other revenues	8,166,545	4,297,310

Total revenues	34,300,228	26,445,377

Cost of sales:
Management, support and consulting cost of sales	14,833,449	13,162,129
Software, maintenance and other cost of sales	4,927,817	2,941,271

Total cost of sales	19,761,266	16,103,400

Gross profit	14,538,962	10,341,977

Selling, general and administrative	8,953,903	4,765,601
Amortization of goodwill	—	316,901

Operating income	5,585,059	5,259,475

Interest expense, net	134,732	214,116

Income from continuing operations before income taxes	5,450,327	5,045,359
Income taxes	2,071,124	1,261,521

Income from continuing operations	3,379,203	3,783,838

Loss from discontinued operations, net of tax of $472,088 for 2001	—	(975,996)

Net income	$3,379,203	$2,807,842

Income from continuing operations per share — basic	$0.22	$0.26

Income from continuing operations per share — diluted	$0.19	$0.24

Net income per share — basic	$0.22	$0.19

Net income per share — diluted	$0.19	$0.17

Number of shares used in per share computations:
Basic	15,640,485	14,605,088

Diluted	17,863,313	16,095,091

See Notes to Condensed Consolidated Financial Statements

MICRO GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three-Month Period Ended March 31, 2002

	Common Stock		Additional			Total
			Paid-in	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficiency	Equity

Balance at December 31, 2001	15,499,139	$774,957	$56,298,854	$(213,397)	$(17,082,776)	$39,777,638
Stock options exercised	186,971	9,348	992,791			1,002,139
Shares issued in connection with employee stock purchase plan	—	—	(623)	24,107	—	23,484
Tax benefit from exercise of stock options	—	—	614,555	—	—	614,555
Purchase of treasury stock	—	—	—	(178,565)	—	(178,565)
Treasury stock issued to employee stock purchase plan	—	—	(4,326)	170,348	—	166,022
Net Income	—	—	—	—	3,379,203	3,379,203

Balance at March 31, 2002	15,686,110	$784,305	$57,901,251	$(197,507)	$(13,703,573)	$44,784,476

See Notes to Condensed Consolidated Financial Statements

MICRO GENERAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Periods Ended
	March 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Income from continuing operations	$3,379,203	$3,783,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,727,352	955,054
Loss on disposal of property and equipment	—	137,816
Tax expense against goodwill	—	789,433
Changes in assets and liabilities:
Trade accounts receivable	(698,264)	(469,187)
Affiliates accounts receivable	(2,683,809)	(3,782,076)
Inventories	(91,968)	(45,000)
Prepaid and other current assets	(168,459)	969,954
Accounts payable and accrued expenses	982,890	(2,664,667)
Income and other taxes payable	2,073,100	9,749
Deferred revenue	(31,746)	1,306,604
Other current liabilities	200,000	—
Other long term liabilities	—	(38,951)

Advances to discontinued operations	—	354,510

Net cash provided by operating activities from continuing operations	4,688,299	1,307,077
Net cash provided by (used in) discontinued operations	(612,479)	699,612

Cash flows from investing activities:
Acquisition of RealEC Technologies, Inc	(88,850)	—
Purchase of property and equipment	(1,582,778)	(1,891,058)

Net cash used in investing activities	(1,671,628)	(1,891,058)
Net cash used in investing activities from discontinued operations	—	(241,649)

Cash flows from financing activities:
Repayment of capital lease obligations	(25,226)	(56,071)
Purchase of treasury stock	(178,565)	—
Shares issued under employee stock purchase plan from treasury stock	189,506	87,494
Repayment of notes payable	(1,040,994)	(980,828)
Net borrowing (repayments) on line of credit	—	1,000,000
Exercise of stock options	1,002,139	203,949

Net cash provided by (used in) financing activities	(53,140)	254,544

Net cash used in financing activities from discontinued operations	(93,969)	(84,106)

Net increase in cash and cash equivalents	2,257,083	44,420
Cash and cash equivalents at beginning of period	10,902,386	4,340,409

Cash and cash equivalents at end of period	$13,159,469	$4,384,829

Supplemental Disclosure of cash flow information:
Cash paid during the period for:
Interest	$132,369	$372,907
Income taxes	—	$26,818
Non-cash investing and financing activities:
Note financing of hardware/software	—	$2,886,985

See Notes to Condensed Consolidated Financial Statements

MICRO GENERAL CORPORATION & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1) Basis of Financial Statements

     The financial information included in this report includes the accounts of Micro General Corporation and its subsidiaries (collectively, the “Company or Micro General”) and has been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain reclassifications have been made in the 2001 condensed consolidated financial statements to conform to classifications used in 2002.

     Basic earnings per share are based on the weighted-average number of shares outstanding and exclude any dilutive effects of options and convertible securities. Diluted earnings per share gives effect to assumed conversions of potentially dilutive securities.

(2) Description of Business

     The Company provides production and workflow software systems to the title and real estate industries, including managed application services, application development and integration, network, data and infrastructure management and information technology services. The Company is the successor of ACS Systems, Inc. (“ACS”) formerly a wholly owned subsidiary of Fidelity National Financial, Inc. (“Fidelity National”). In 1998, ACS was merged into the Company, resulting in Fidelity National owning 81.4% of the common stock of the Company. As of March 31, 2002, Fidelity National owns 60.9% of the Company’s common stock.

     The Company generated 92% and 96% of its revenue from continuing operations during the quarters ended March 31, 2002 and 2001, respectively, from multiple servicing arrangements with Fidelity National and its affiliates.

     On October 1, 1999, Micro General entered into an Intellectual Property Transfer Agreement that provided the financing to launch escrow.com as a new company. Under the agreement, the Company sold the escrow.com name and trademark, the escrow.com internet URL, a license for the Micro General proprietary escrow trust accounting software, the Company’s computer services provider business unit and approximately $535,000 of related computer equipment. Under the terms of the Intellectual Property Transfer Agreement, the Company received from escrow.com a $4.5 million note with a term of seven years and an interest rate of three percent. Because of the start-up nature of escrow.com, the Company has fully reserved the $4.5 million note receivable on its consolidated balance sheet. The Company also received warrants giving the Company the right to purchase 15.0 million shares of escrow.com common stock at a price of $0.40 per share. The warrants, upon their exercise, would give the Company substantial ownership in escrow.com. In April 2000, escrow.com completed a private placement in which it raised gross proceeds of $30 million. As an inducement to invest, the Company assigned to two of the investors 200,000 of its 15.0 million warrants in escrow.com. As a result of this funding, escrow.com has 10,541,813 shares outstanding as of March 31, 2002. Although escrow.com has raised additional capital, those funds are not being used for repayment of the $4.5 million note receivable discussed above. Therefore, the note will be fully reserved until such time that escrow.com has sufficient funding in place to reasonably ensure payment of the note.

     On April 10, 2002, a merger took place between escrow.com and iLumin Corporation whereby escrow.com’s shareholders received 42.5% of the fully diluted post merger entity and iLumin’s shareholders retain the remaining 57.5% of the fully diluted post merger entity.

     Prior to the merger, the Company held 14,800,000 warrants to purchase escrow.com common stock at $0.40 per share and a note for $4.5 million dollars. The Company applied the $4.5 million note to the exercise of 11,250,000 warrants into escrow.com common stock. The Company forfeited its remaining 3,550,000 warrants. Escrow.com was recapitalized to convert all capital stock into a single class of common stock immediately prior to the closing of the transaction. As a result of the recapitalization and merger, the Company holds 35,468,642 shares of iLumin common stock. This represents a 12.29% ownership interest in iLumin on a fully diluted basis and a 12.55% ownership interest in iLumin on a shares outstanding basis. The fully diluted ownership does not consider options, which are authorized for up to 10% of the fully diluted capital stock. John Snedegar has resigned as Chairman and CEO of escrow.com. Current management contracts with the Company have been cancelled. The Company was granted two Ilumin board seat designations, which have been filled, by Patrick F. Stone and William P. Foley, II.

     On May 2, 2002, the Company announced that its Board of Directors has voted to recommend to its stockholders the proposal made to Micro General’s shareholders by Fidelity National Information Solutions (“FNIS”) to merge the two companies. Pursuant to the proposal, FNIS plans to offer 0.696 shares in exchange for each share of Micro General common stock for an offer price equivalent to $16.65 per share, based on the closing prices of both companies’ stocks on April 29, 2002, the date of FNIS’s announcement. The consummation of this proposal would be subject to approval of both Micro General and FNIS’s stockholders, SEC regulations and other conditions customary for a transaction of this nature.

(3) Segment Information

     The Company’s Consolidated Financial Statements as of and for the quarter ending March 31, 2002 include three reportable segments. For the quarter ended March 31, 2001, the Company had only one segment after the reclassification of the discontinued operations.

     As of March 31, 2002:

	Micro General	SoftPro	RealEC	Total

Total revenues	$30,917,821	$2,214,933	$1,167,474	$34,300,228
Related party revenues	30,421,373	74,728	966,274	31,462,375
Operating income (loss)	5,574,901	589,114	(578,956)	5,585,059
Interest (income) expense net	125,309	(3,559)	12,982	134,732
Income (loss) from continuing operations before income taxes	5,449,592	592,673	(591,938)	5,450,327
Depreciation and amortization	1,438,745	119,110	169,497	1,727,352
Total assets	60,883,688	10,817,577	10,444,242	82,145,507

(4) Calculation of earnings per share

	Three-Month Periods Ended
	March 31,

	2002	2001

Basic earnings per share:
Numerator
Net income	$3,379,203	$2,807,842

Denominator
Weighted average shares outstanding	15,640,485	13,277,353
10% stock dividend	—	1,327,735

Basic weighted average shares outstanding	15,640,485	14,605,088

Basic earnings per share:	$0.22	$0.19

	Three-Month Periods Ended
	March 31,

	2002	2001

Diluted earnings per share:
Numerator
Net income	$3,379,203	$2,807,842

Denominator
Basic weighted average shares outstanding	15,640,485	13,277,353
Incremental common shares attributable to:
Outstanding warrants	408,362	300,849
Outstanding options	1,814,466	1,189,154
10% stock dividend	—	1,327,735

Diluted weighted average shares outstanding	17,863,313	16,095,091

Diluted earnings per share:	$0.19	$0.17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Operating Results

     The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. The reader should consult the risk factors listed from time to time in the Company’s reports on Forms 10-Q, 10-K and filings under the Securities Act of 1933, as amended.

Results of Operations

     Revenues. Revenues increased $7.9 million, or 30%, to $34.3 million in the quarter ended March 31, 2002 from $26.4 million in the quarter ended March 31, 2001. $1.8 million of this increase is attributable to expanded revenue in management and support services for the Fidelity National business and Data Center in Chicago, and increased revenues for the deployment and development efforts related to NGS and related projects. Also contributing to this increase were $2.2 million in revenue from SoftPro and $1.2 million in revenue from RealEC Technologies, both acquisitions in the second half of 2001. In addition, we received in the first quarter of 2002 $2.7 million in management and support revenues from business with FNIS, a subsidiary of Fidelity National Financial.

     Gross Profit. Gross profit increased $4.2 million, or 41%, to $14.5 million in the current quarter when compared to gross profit of $10.3 million in the quarter ending March 31, 2001. Gross profit margin improved to 42% from 39% in the year earlier quarter. Contributing $2.3 million of gross profit was SoftPro ($1.7 million) and RealEC Technologies ($.6 million). The remaining $1.9 million of gross profit is primarily attributable to the Company’s movement away from cost-plus billing arrangements to fixed and monthly contract billing. Indirect selling, general and administrative costs previously included in cost of sales under cost plus billing arrangements are now in general and administrative expenses in 2002.

     Expenses. Selling, general and administrative expenses increased $4.2 million for the quarter, up from $4.8 million in 2001 to $9.0 million in 2002. Contributing to this increase was $1.1 million of expenses from SoftPro and $1.2 million of selling, general and administrative expenses from RealEC Technologies. The remaining increase is associated with administrative costs related to growth in the number of our employees to support our increased revenues and the allocation of costs to general and administrative that were tied to cost-plus billings in 2001. Total employee headcount at March 31, 2002 was 722, up from 436 at March 31, 2001.

     Starting in 2002, the company no longer amortizes goodwill, following the guidelines of the Statement of Financial Accounting Standards No. 142. Therefore, amortization of goodwill was zero for the first quarter 2002 when compared to $316,901 of goodwill amortization expense in the first quarter of 2001.

     Interest income, net, is related to the use of our working capital, which is in the form of available cash and lines of credit. The decrease in interest expense to $0.1 million in the first quarter of 2002 from $0.2 million in 2001 can be attributed to lower interest rates in 2002, lower borrowing requirements in 2002 and increased interest income due to the larger cash balances that we had in 2001.

     Income Taxes. Income tax expense is recorded based on the amounts that we estimate will be due to federal and state taxation authorities based on our taxation structure. In 2001, we recorded income taxes at a rate of 25.5%, which was estimated based on the utilization of net operating loss carryforwards. Starting in 2002, the Company, with very little remaining operating loss carryforwards, is recording taxes at a rate of 38.0%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and intangible assets.

     We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related Judgments and estimates affect the preparation of our consolidated financial statements.

     Accounts Receivable

     The carrying amounts reported in the consolidated balance sheets for accounts receivable approximate their fair value.

     Capitalized Software Development Costs

     For the first quarter, 2002, there were no additional capitalized software development costs. The balance from December 31, 2001 for capitalized software development costs consists of purchase price allocated to purchased software of $2,471,918 related to the SoftPro and RealEC acquisitions. Our capitalized software development costs policy is to capitalize software development costs incurred after the establishment of technological feasibility, which were capitalized and later amortized using the greater of (1) the straight-line method or (2) the ratio of current revenues to total estimated revenues for that product. This policy results in our amortizing its capitalized software development costs over an estimated economic life of three to seven years. During the first quarter of 2002, we amortized software development costs of $123,595 compared to $0.00 for the first quarter of 2001. We periodically assesses the recoverability of the cost of its capitalized software development costs based on an analysis of the undiscounted cash flows generated by the underlying assets.

     Goodwill

     Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired company at the date of acquisition. Goodwill acquired prior to June 2001 was assessed for recoverability based on an analysis of the undiscounted cash flows generated by the underlying assets through December 31, 2001. As of 2002, the recoverability analysis is based on fair value as required by SFAS 142. The SoftPro and RealEC acquisitions have been accounted for under SFAS 141 and 142. In the opinion of management, no impairment of cost in excess of net assets acquired has occurred at March 31, 2002.

     We have completed a transitional goodwill impairment test and no goodwill impairment has been recognized as a result of the implementation of SFAS 142.

     Other Intangible Assets

     Other intangible assets consist of the allocated value of customer lists purchased in the SoftPro acquisition. We are amortizing the other intangible assets over an estimated economic life of five years. We recorded amortization expense in the amount of $46,599 during the first quarter, 2002 compared to $0.0 in the first quarter, 2001.

     Revenue Recognition

     Our revenues arise from providing: management, support and consulting services and software, maintenance and other services and products. Management services are provided primarily for the Simon and Team systems. Support consists of email, web hosting and other IT services. Consulting revenues are derived primarily from services provided for the NGS and other Fidelity and affiliate company projects. Transaction fees are included in management, support and consulting revenues.

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

     Revenues from software sales are recognized upon installation, provided that no significant post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. Our sales do not provide a specific right of return. At the time of sale, we typically provide 90-270 day initial maintenance and support to the customer. Costs relating to this initial support period, which include primarily telephone support, are accrued for at the time of sale. After the initial support period, customers may choose to purchase ongoing maintenance contracts that include telephone, e-mail and other methods of support and the right to receive upgrades. Revenues from these maintenance contracts are deferred and recognized ratably over the life of the contract, usually twelve months.

     Revenues from transaction fees are recognized as our electronic networks are utilized by customers to access various websites and are recorded on a per use basis. Revenues from these transactions are not significant in fiscal years 2001, 2000 and 1999.

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

     The Company has available a $10 million revolving line of credit, $5 million of which is guaranteed by Fidelity National. The Company had available $8.5 million for borrowings at March 31, 2002. The line of credit has an interest rate calculated based on either Comerica’s prime rate or 1.4 percentage points over LIBOR. The line of credit expires on July 1, 2002.

     At March 31, 2002, we had $13.2 million in cash and cash equivalents, which is a $2.3 million increase from $10.9 million at December 31, 2001. Working capital increased $3.9 million to $18.7 million at March 31, 2002, from $14.8 million at December 31, 2001. These comparisons exclude the net assets and liabilities of the discontinued operations for all periods. We rely on positive cash flow from operations and on existing lines of credit to fund our cash requirements. Should our operations not continue to generate positive cash flow or we do not continue to have access to our lines of credit, we would need to find alternative sources of cash in order to fund our operations. While Fidelity National, our primary customer, is not obligated to use our services we expect that they will continue to do so. As a result of our current revenue base, improved profitability, increased margins, current cash balance and the anticipated availability of funds in the form of existing lines of credit, we believe all cash requirements will be met for at least the next twelve months.

     In the first quarter of 2002, we generated $4.7 million in cash from operating activities. This came primarily from operating income before depreciation and amortization of $5.1 million. We used $1.7 million of cash in investing activities, primarily for the purchase of $1.6 million of property and equipment. In financing activities, the pay-down of $1.0 million of in principal payments on the notes was offset by $1.0 million in stock issuances related to the exercise of stock options.

     We have experienced positive cash flow from operations in the quarters ended March 31, 2002 and March 31, 2001. Prior to 2000, we had historically suffered losses and negative cash flows from operations, and had relied on Fidelity National as the primary source of capital. Fidelity National remains our largest customer and indirectly funds our operations through the profits derived from the revenues related to the products and services provided to Fidelity National. Fidelity National had also provided funds through financing arrangements and is a guarantor of certain of our lending arrangements.

     The Company must comply with certain affirmative and negative covenants related to its outstanding debt and notes payable. The Company was in compliance with these covenants at March 31, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company’s consolidated balance sheets include liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with the Company’s financial activities as of March 31, 2002.

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

Interest Rate Risk

     The Company’s borrowings are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

     Caution should be used in evaluating the Company’s overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below.

     The fair value of the Company’s notes payable approximate their carrying value at March 31, 2002 as the interest rates paid approximate the market value of borrowings of a similar nature.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments, which relate to the Company’s line of credit, would be an increase (decrease) of the fair value approximately $15,000, if interest rates increased (decreased) 100 basis points.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

     None

(b)	Reports on Form 8-K:

On January 16, 2002, the Company filed a Form 8-K regarding the discontinuation of LD Exchange.

On January 24, 2002, the Company filed a Form 8-K containing unaudited pro forma condensed consolidated financial information of the Company giving effect to the disposition of LDExchange.

On February 26, 2002, the Company filed a Form 8-K/A to amend the Form 8-K filed on December 19, 2001 regarding the Company's purchase of all of the common stock of RealEC Technologies and including financial statements of RealEC Technologies.